Form 10-Q
period 1996-03-31
BASIN EXPLORATION INC
filed 1996-05-15
CIK 827795

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                                (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1996
                                        -------------------
                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                      Commission File Number 0-20125
         --------------------------------------------------------

                          BASIN EXPLORATION, INC.
         --------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Delaware                      84-1143307
          ----------------------         ----------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)

          370 17th Street, Suite 1800, Denver, CO       80202
          ------------------------------------------------------
          (Address of principal executive offices)   (Zip Code)

                              (303) 685-8000
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X    NO
                               -----     ------
  Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                              Outstanding at
                     Class                     March 31, 1996
         ----------------------------         -----------------
         Common stock, $.01 par value         10,686,662 shares
                        BASIN EXPLORATION, INC.


                                 INDEX


PART I.   FINANCIAL INFORMATION                                   Page
                                                                  ----

     Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheets-
                 March 31, 1996 and December 31, 1995. . . . . . .   3

                 Consolidated Income Statements-
                 Three Months Ended March 31, 1996 and 1995. . . .   5

                 Consolidated Statements of Changes in
                 Stockholders' Equity. . . . . . . . . . . . . . .   6

                 Consolidated Statements of Cash Flows-
                 Three Months Ended March 31, 1996 and 1995. . . .   7

                 Notes to Consolidated Financial Statements. . . .   8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . .   9

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . .  15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


EXHIBITS -

     Index to Exhibits . . . . . . . . . . . . . . . . . . . . . .  17

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1996 AND DECEMBER 31, 1995

                                ASSETS
                                ------

(In thousands)                                                              March 31,        December 31,
                                                                                1996                1995
                                                                            ---------        ------------
CURRENT ASSETS:
 Cash and cash equivalents                                                 $    1,209          $    1,613
 Accounts receivable                                                            5,591               7,029
 Stockholder note receivable                                                      559                 559
 Inventory and other current assets                                               949               1,116
                                                                             --------            --------

  Total current assets                                                          8,308              10,317
                                                                             --------            --------

PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, under the full
  cost method of accounting
   Proved                                                                     172,225             206,880
   Unproved                                                                     5,606               5,001
 Less accumulated depreciation,
  depletion and amortization                                                  (84,070)            (80,961)
                                                                             ---------           ---------
                                                                               93,761             130,920
 Furniture and equipment, net                                                   3,493               3,678
                                                                             --------            --------

                                                                               97,254             134,598
                                                                             --------            --------
OTHER ASSETS:
 Restricted cash                                                                  594                 578
 Other, net                                                                     1,179               1,158
                                                                             --------            --------

                                                                                1,773               1,736
                                                                             --------            --------

                                                                           $  107,335          $  146,651
                                                                             ========            ========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1996 AND DECEMBER 31, 1995

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

(In thousands)                                                              March 31,        December 31,
                                                                                1996                1995
                                                                            ---------        ------------
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 3)                               $       35          $      175
  Accounts payable and accrued expenses                                         6,766               7,985
  Accrued ad valorem taxes                                                      4,646               4,368
                                                                             --------            --------

   Total current liabilities                                                   11,447              12,528
                                                                             --------            --------

LONG-TERM DEBT, net of current portion (Note 3)                                40,164              77,172

AD VALOREM TAXES AND OTHER                                                      3,311               3,664

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
   share; authorized 10,000,000 shares,
   no shares issued and outstanding                                                 -                   -
  Common stock, par value $.01 per
   share, authorized 50,000,000 shares,
   10,724,000 shares issued                                                       107                 107
  Additional paid-in capital                                                   59,335              59,288
  Retained earnings (deficit)                                                  (6,930)             (6,014)
  Common stock held in treasury, at cost,
   37,000 shares                                                                  (99)                (94)
                                                                             ---------           ---------

  Total stockholders' equity                                                   52,413              53,287
                                                                             --------            --------


                                                                           $  107,335          $  146,651
                                                                             ========            ========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                    CONSOLIDATED INCOME STATEMENTS

                                                                              For the Three Months Ended
                                                                                       March 31,
(In thousands, except per share data)                                            1996                1995
                                                                            ---------           ---------
REVENUES:

Oil sales                                                                   $   3,875           $   5,762

Gas sales                                                                       3,611               5,532

Other                                                                              23                 259
                                                                            ----------          ----------

                                                                                7,509              11,553
                                                                            ----------          ----------
OPERATING COSTS AND EXPENSES:

Lease operating expenses                                                        1,676               2,070

Production taxes                                                                  726               1,004

Depreciation, depletion and amortization                                        3,354               4,634

General and administrative, net                                                 1,189               1,543

Other                                                                              18                 144
                                                                            ----------          ----------

                                                                                6,963               9,395
                                                                            ----------          ----------

OPERATING INCOME                                                                  546               2,158
                                                                            ----------          ----------

OTHER INCOME (EXPENSE):

Interest expense                                                               (1,529)             (1,622)

Other                                                                              67                 (18)
                                                                            ----------          ----------
                                                                               (1,462)             (1,640)
                                                                            ----------          ----------
INCOME (LOSS) BEFORE INCOME
TAXES                                                                            (916)                518

Income tax provision                                                                -                (193)
                                                                            ----------          ----------

NET INCOME (LOSS)                                                           $    (916)          $     325
                                                                            ==========          =========

EARNINGS (LOSS) PER SHARE                                                   $   (0.09)          $    0.03
                                                                            ==========          =========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                                             10,687              10,679
                                                                            =========           =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH MARCH 31, 1996

                                                             ADDITIONAL                        RETAINED      TOTAL
                                            COMMON STOCK       PAID-IN      TREASURY STOCK     EARNINGS   SHAREHOLDERS'
(IN THOUSANDS)                            SHARES    AMOUNT     CAPITAL     SHARES    AMOUNT    (DEFICIT)     EQUITY
- ----------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1994               10,692      $107     $58,985       (13)     $(47)     $13,529     $72,575

 Issuance and vesting of restricted
  stock and stock options                     32         -         302         -         -            -         302

 Purchase of treasury stock                    -         -           -       (19)      (47)           -         (47)

 Net loss                                      -         -           -         -         -      (19,543)    (19,543)
                                      --------------------------------------------------------------------------------

BALANCES, December 31, 1995               10,724      $107     $59,288       (32)     $(94)     $(6,014)    $53,287

 Issuance and vesting of restricted
  stock and stock options                      -         -          47         -         -            -          47

 Purchase of treasury stock                    -         -           -        (5)       (5)           -          (5)

 Net loss                                      -         -           -         -         -         (916)       (916)
                                      --------------------------------------------------------------------------------

BALANCES, March  31, 1996                 10,724      $107     $59,335       (37)     $(99)     $(6,930)    $52,413
                                      ================================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                For the Three Months Ended
                                                                                       March 31,
                                                                                 1996                1995
                                                                             --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $   (916)           $    325
   Adjustments to reconcile net income (loss) to net cash provided by
     Depreciation, depletion and amortization                                   3,354               4,634
     Deferred income tax expense                                                    -                 193
     Restricted stock compensation                                                 47                  97
     Amortization of prepaid expenses                                              65                  96
     Changes in operating assets and liabilities:
       Decrease (increase) in:
        Restricted cash                                                           (16)                (19)
        Receivables                                                             1,438               1,824
        Inventory and other, net                                                   81                 401
       Increase (decrease) in:
        Accounts payable and accrued expenses                                      13              (8,791)
        Ad valorem taxes and other                                                (75)               (861)
        Unearned income                                                             -                (529)
                                                                             ---------           ---------

     Net cash provided by (used in) operating activities                        3,991              (2,630)
                                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital additions                                                           (3,512)             (7,085)
   Increase (decrease) in drilling payables                                      (931)              2,020
   Proceeds from sale of property and equipment                                37,202               2,400
                                                                             ---------           ---------

     Net cash provided by (used in) investing activities                       32,759              (2,665)
                                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long-term debt                                   -               2,979
   Principal payments on notes payable and long-term debt                     (37,149)               (217)
   Purchase of treasury stock                                                      (5)                  -
                                                                             ---------           ---------

     Net cash provided by (used in) financing activities                      (37,154)              2,762
                                                                             ---------           ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (404)             (2,533)
CASH AND CASH EQUIVALENTS, beginning of period                                  1,613               5,394
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS, end of period                                     $  1,209            $  2,861
                                                                             =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                    $  1,271            $  1,400
                                                                             =========           =========
   Cash paid for income taxes                                                $      -            $      -
                                                                             =========           =========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL
    --------

The interim financial data is unaudited. However, in the opinion of management, all necessary adjustments have been made for a fair presentation of the financial position of the Company at March 31, 1996 and the results of operations for the interim periods presented. All such adjustments made have been of a normal and recurring nature. Because of various factors, results of operations for this period are not necessarily indicative of results to be expected for the full year. For a more thorough understanding of the Company's operations and financial position, these statements should be read in conjunction with the Company's December 31, 1995 audited financial statements, including the notes thereto.

(2) DIVESTITURE OF OIL AND GAS PROPERTIES
    -------------------------------------

In February 1996, the Company entered into two sales agreements with HS Resources, Inc. ("HS Resources"). The first agreement provided for the Company to sell certain assets in the D-J Basin to HS Resources for approximately $38.0 million. This transaction was closed on March 15, 1996. The second agreement provides for the Company to sell the remainder of its D-J Basin assets for approximately $87.5 million, subject to approval by shareholders representing a majority of the Company's outstanding common shares. Both transactions are subject to typical buyer due diligence review (some of which may be completed post-closing for the first transaction) which may result in adjustments to the agreed upon purchase prices. The transactions have an effective date of January 1, 1996 and the agreements provide for the Company to receive interest on the purchase prices from the effective date to the respective closing dates, at 7.5% per annum.
The second transaction is expected to close in June 1996, after a shareholder vote scheduled for June 6. Proceeds from the sales are expected to be used to pay off all outstanding bank debt and fund potential acquisitions and drilling opportunities. Combined, these sales will result in Basin selling its interests in two-thirds of its producing wells and approximately 70% of its proved oil and gas reserves at December 31, 1995.

(3)  LONG TERM DEBT
     --------------

The Company utilized most of the proceeds from the closing of the first transaction discussed in Note 2 above to pay down its bank debt from $77 million to $40 million. The borrowing base under the Company's revolving line of credit was concurrently reduced from $80 million to $55 million. When the revolving period expires, the credit facility will convert to a four year amortizing term loan. Unless extended, the revolving period will expire April 30, 1997. The borrowing base is subject to redetermination at least semi-annually.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
                         RESULTS OF OPERATIONS
                         ---------------------

Basin's revenues are significantly affected by changes in oil and gas prices. Assuming level production, the Company's total revenue would generally be higher in the first and fourth quarters due to higher natural gas prices resulting from greater demand during colder months.

The following table reflects the Company's average oil and gas prices and its average daily oil and gas production for the periods presented:

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            1996           1995
                                                            ----           ----
Average price:
   Oil (per Bbl)                                           $17.94         $16.83
   Oil, excluding hedging (per Bbl)                        $18.51         $16.83
   Gas (per Mcf)                                           $ 1.47         $ 1.60
   Gas, excluding hedging and
     Section 29 tax credit income
     (per Mcf)                                             $ 1.47         $ 1.45


Average daily production:
   Oil (Bbl)                                                2,374          3,805
   Gas (Mcf)                                               27,000         38,500


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------

  OPERATING REVENUE. Operating revenue for the first quarter decreased by $4,044,000, or, 35%, to $7,509,000, from $11,553,000 in the same period in 1995. The decrease was primarily due to lower production levels in 1996. Gas production dropped 30% and oil production declined 38% in the first quarter of 1996 compared to the prior year. These decreases were due to the Company's significant reduction in capital expenditures in 1995 (when it drilled only four wells compared to 152 wells drilled in 1994), asset sales during 1995 and in the first quarter of 1996, and natural production declines.
Gas prices declined by 8% while oil prices rose 7%. For the first three months of 1995, the Company recognized gas revenues for payments received with respect to transferred Section 29 tax credits in the amount of $528,000.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LEASE OPERATING EXPENSES. Total lease operating expenses for the first quarter decreased by $394,000, or 19%, compared to the same period in 1995, but the amount per barrel of oil equivalent (BOE) produced increased to $2.68 in 1996, from $2.36 in the first quarter of 1995. The increased cost per BOE was caused primarily by a decline in the number of new wells brought on line, since such wells typically have relatively high initial production rates, generating average unit production costs that are lower than for more mature properties.

  PRODUCTION TAXES. Production taxes decreased with oil and gas sales, but represented 9.7% of sales in 1996 compared to 8.9% in 1995. The increased average tax rate was due to a greater portion of sales occuring in higher-tax jurisdictions in 1996.

  DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense declined $1,280,000, or 28%, as the result of less depletion due to lower production volumes in the current period. The current year depletion rate of $4.97 per BOE produced was approximately the same as in the prior period.

  GENERAL AND ADMINISTRATIVE, NET. Net general and administrative expenses for the first quarter of 1996 decreased by $354,000, or 23%, compared to the prior year. This decrease resulted primarily from staff reductions made during the second half of 1995.

  INTEREST EXPENSE. Interest expense during the first quarter decreased by $93,000, or 6%, to $1,529,000 in 1996 from $1,622,000 in
1995. The effects of decreased average bank borrowings were partially offset by higher interest rates in the current period. Average debt outstanding for the first quarter decreased to $71.1 million in 1996 from $78.7 million in 1995, due largely to an asset sale closed during March 1996 (further discussed below). The Company's average effective interest rate for the first quarter of 1996 increased to 8.6%, from 8.2% in 1995, due to higher prevailing market rates and an increased spread over benchmark rates applicable under the Company's bank line of credit.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company presently has no major capital expenditure commitments pending, other than approximately $7.2 million for the balance owing on leases on which the Company was high bidder at a federal offshore (Central Gulf of Mexico) lease sale held in late April 1996 (further discussed below). The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, interest rates, availability of funds, quantity and character of identified investment projects and competition. Most capital expenditures during the past several years have been for the acquisition and development of properties with established proved and probable oil and gas reserves, but the portion targeted toward exploration has been increasing over time.

     The Company's borrowing base under its revolving line of credit was $80 million at December 31, 1995, compared to an outstanding balance of $77 million. In order to improve its liquidity to fund an expanded capital expenditure program, the Company determined in late 1995 to pursue a transaction to monetize a portion of its developed oil and gas reserves. This objective was satisfied in March 1996 through the sale of a portion of the Company's D-J Basin assets to HS Resources for approximately $38 million. Following this transaction, the Company's bank debt was paid down to $40 million and the borrowing base under the Company's bank line of credit was redetermined to be $55 million, establishing unutilized borrowing capacity under the line of $15 million. The improved ratio of bank debt to total capitalization after the sale will also result in a revised applicable interest rate of 1.125% above LIBOR, as compared to 2.0% above LIBOR before the sale. The Company executed a second agreement with HS Resources that provides for the sale of the remainder of the Company's D-J properties for approximately $87.5 million. This transaction is presently pending. As more fully described below, these two transactions, with an aggregate sales price of $125.5 million, will significantly improve the Company's liquidity and financial flexibility, but will also greatly reduce the Company's oil and gas property base and related cash flows. Another consequence of these asset sales will be a significant reduction in the Company's inventory of development projects, resulting in an increased portion of the Company's capital budget being targeted toward new proved property acquisitions and exploration.

     During the second half of 1995 and the first quarter of 1996, the Company added senior level exploration and acquisition personnel to enable it to more effectively pursue opportunities in its historical operating areas in the Rocky Mountain region and to expand into other
major producing basins.   In a departure from its previous practices,
the Company intends to direct a substantial portion of its future exploration budget toward the Gulf of Mexico area, where utilization of 3-D geophysical data and computer-aided exploration ("CAEX") technology for prospect identification and delineation has proven to be effective in improving drilling success rates and economic returns. To implement this strategy, the Company established a Houston-based exploration office in December 1995.

     Exploration in the Gulf Coast typically will involve larger targets with commensurately greater economic investment per well than the Company's historical exploration efforts. Preliminarily, the Company has established a 1996 capital budget for Gulf Coast exploration of approximately

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$13 million, excluding any related development costs for successful prospects. This budget anticipates participation in up to eight prospect test wells during the year. However, inasmuch as 1996 will be the Company's first year of Gulf Coast operations, it began the period with no prospect inventory and, therefore, considerable uncertainty regarding the volume of business activity that will actually develop. Through the first four months of 1996 (mostly in April), the Company acquired 75% and 100% working interests, respectively, in two lease blocks offshore Texas, and was the high bidder on six blocks offshore Louisiana at a Central Gulf of Mexico federal lease sale. The Company's total initial leasehold investment for these eight blocks, provided that the Minerals Management Service ("MMS") awards all blocks on which the Company was the high bidder at the Central Gulf of Mexico sale, will be approximately $10 million. The Company has paid 20% of its bid amount for the leases on which it was the high bidder at the Central Gulf of Mexico federal lease sale. The balance will be due when the leases are awarded, within 120 days of the lease sale unless the MMS exercises its right to reject all bids on selected blocks. The Company plans to generally reduce its interests in these prospects through sale of promoted interests or through swapping for other prospect interests. Although exchanging prospect interests would result in less cost recoupment for the Company, it would be consistent with the Company's overall objectives of prospect diversification and risk management, and would accelerate development of prospect inventory. If the Company is able to, and elects to, swap a portion of its prospects for interests in other prospects, rather than re-selling such interests, its Gulf Coast exploration capital budget for 1996 may be increased from $13 million to $20 million or more to provide for the additional investment in prospect inventory. The Company is not anticipating a current year contribution of production or cash flow resulting from Gulf Coast exploration, even if it makes one or more discoveries, since at least nine months is typically required for platform fabrication and installation for a new discovery (unless such infrastructure is already in place).

     In addition to Gulf Coast exploration activities, the Company expects to invest up to $4 million in 1996 on development of its proved properties in Wyoming and up to $1 million on exploration related to its existing Rocky Mountain prospect inventory. Other capital expenditures during the year will be determined primarily based on the level of success achieved in pursuing proved property acquisitions and the amount of development activity generated by exploration discoveries. Such investments could be significant. Although the Company is not in negotiations and cannot predict if or when it will make a material acquisition, or a substantial discovery, the Company believes that it could finance investment opportunities aggregating $75 million or more. The Company expects to be able to fund such capital investments primarily with cash flow from operations and funds made available through the sale of its D-J Basin assets, including availability established under its bank credit line. If the pending asset sale transaction with HS Resources is not closed, the Company may seek additional liquidity through an alternate asset sale or monetization transaction. Further, if conditions warrant, the Company may consider raising additional capital through issuance of debt or equity securities.

     TRANSACTIONS WITH HS RESOURCES. On February 26, 1996, the Company reached agreements to sell all of its assets in the D-J Basin to HS Resources in two transactions, for total cash consideration of $125.5 million. The first transaction, in which a portion of the Company's D-J Basin assets was sold for approximately $38 million, closed in March 1996. This transaction satisfied certain asset monetization objectives that the Company had earlier established to develop

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the minimum level of liquidity necessary to fund its planned 1996 capital expenditures. The pending second transaction, in which the Company's remaining D-J Basin assets are to be sold for approximately $87.5 million, will require approval by the holders of a majority of the Company's outstanding common shares and is expected to close in June 1996. Both transactions are subject to typical buyer due diligence review (some of which may be completed post-closing for the first transaction) that could result in adjustments to the agreed upon purchase prices. The agreements both provide for a January 1, 1996 effective date and for the Company to receive interest on the purchase prices from the effective date until the respective closing dates, at 7.5% per annum.

     Together, these transactions involve the sale of approximately two-thirds of the Company's producing wells and 70% of its proved oil and gas reserve volumes as of December 31, 1995. On a pro forma basis as of January 1, 1996, after giving effect to both transactions, the Company would have 10.4 MMBOE of proved reserves, no outstanding bank debt and net working capital of approximately $38 million.

     Unless renegotiated, the Company's existing credit agreement with its banks will remain effective after the second transaction with HS Resources. Management anticipates that if revisions are made to the credit agreement following such transaction they will generally be favorable to the Company as a consequence of the Company's reduced leverage and improved financial condition. The Company's borrowing capacity after the second transaction with HS Resources is expected to be at least $20 million, although no financial commitment has yet been made or requested, and the Company expects to be in compliance with all existing loan covenants following such transaction without amendment thereof.

     It is the Company's plan to utilize liquidity created by these asset sales to make new investments in oil and gas properties, through both acquisitions and exploration. Until the sales proceeds are redeployed, however, cash balances will be invested in short term, interest-bearing cash equivalents, and oil and gas assets under management and operational cash flows will be substantially reduced from pre-sale levels. Accordingly, upon completion of the second sale transaction, the Company expects to significantly reduce the size of the office staff at its Denver headquarters.

     The following is a summary of selected operating data related to the sold D-J Basin assets, the remaining D-J Basin assets that are subject to a purchase and sale agreement with HS Resources, and other oil and gas properties owned by the Company:

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  D-J Basin Assets       D-J Basin Assets       Other
                                                 Sold March 15, 1996   Under Sales Contract     Assets      Total
                                                 -------------------   --------------------     ------      -----
As of December 31, 1995
  Proved reserves
    Oil (Mbbl)                                            2,849               3,489             6,268       12,606
    Gas (MMcf)                                           31,836              74,596            25,004      131,436
    MBOE                                                  8,155              15,922            10,435       34,512
  Proved developed reserves
    Oil (Mbbl)                                            1,600               2,394             4,403        8,397
    Gas (MMcf)                                           24,368              60,615            21,427      106,410
    MBOE                                                  5,661              12,497             7,974       26,132
  Present value of future net revenue from proved
    reserves, before income taxes (in thousands)        $28,009             $59,005           $42,054     $129,068
  Net developed acreage                                  18,781              34,821            46,800      100,402
  Net undeveloped acreage                                22,381              37,051           220,552      279,984
First Quarter, 1996
  Average Net Daily Production
    Oil (bbl)                                               527<F1>              683             1,256        2,466<F2>
    Gas (Mcf)                                             6,922<F1>           16,499             4,809       28,230<F2>
    BOE                                                   1,681<F1>            3,433             2,057        7,171<F2>
____________________

<F1> Through March 15, 1996.

<F2> Total actual amounts reported for the fiscal quarter are lower since assets sold to HS Resources onMarch 15,
     1996 did not contribute for the entire period.


     CHANGES IN PRICES. The Company's revenues, cash flow, and the value of its oil and gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. As such, changes in oil and gas prices can significantly affect the amount of the Company's capital expenditures. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
- -------------------------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
- ----------------------------------------

     Statements that are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration in the Gulf Coast and Rocky Mountain regions, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts and other risk factors detailed elsewhere herein.

                BASIN EXPLORATION, INC. AND SUBSIDIARY


                      PART II  OTHER INFORMATION
                      --------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

a.   Exhibits.

     11.1  Computation of earnings per share.

     27    Financial Data Schedule

b.   Reports filed on Form 8-K.

     February 26, 1996 - Item 5. Other Events - Information relating to agreements to sell assets to HS
                                 Resources, Inc.

                       - Item 7. Financial Statements and Exhibits -
                                 Pro forma financial information and
                                 exhibits.

                              SIGNATURES
                              ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        BASIN EXPLORATION, INC.
                        -----------------------
                             (Registrant)


     Date: May 13,1996             By:   Neil L. Stenbuck
                                      -----------------------
                                         Neil L. Stenbuck
                                         Chief Financial Officer



     Date: May 13, 1996            By:   Michael S. Smith
                                      -----------------------
                                         Michael S. Smith
                                         President and
                                         Chief Executive Officer

                           Index to Exhibits


Exhibit Numbers                      Exhibits                     Page
- ---------------                      --------                     ----

11.1             Calculation of Earnings Per Share                 18

27               Financial Data Schedule                           19