Form 10-Q
period 1996-06-30
BASIN EXPLORATION INC
filed 1996-08-14
CIK 827795

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1996
                                           --------------------------
                                  OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___________ to __________


                    Commission File Number 0-20125
        ------------------------------------------------------

                        BASIN EXPLORATION, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Delaware                      84-1143307
      -------------------------------       ----------------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)        Identification No.)

         370 17th Street, Suite 1800, Denver, CO    80202
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

                         YES   X    NO
                             -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                               Outstanding at
                     Class                     June 30, 1996
         ----------------------------        -----------------
         Common stock, $.01 par value        10,701,345 shares

                        BASIN EXPLORATION, INC.


                                 INDEX


PART I.   FINANCIAL INFORMATION                                   Page
                                                                  ----

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets-
                June 30, 1996 and December 31, 1995 . . . . . .      3

               Consolidated Income Statements-
                Three Months Ended June 30, 1996 and 1995 and
                Six Months Ended June 30, 1996 and 1995 . . . .      5

               Consolidated Statements of Changes in
                Stockholders' Equity. . . . . . . . . . . . . .      6

               Consolidated Statements of Cash Flows-
                Six Months Ended June 30, 1996 and 1995 . . . .      7

               Notes to Consolidated Financial Statements . . .      8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . .      9

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders. . . . . . . . . . . . . . . . . . . . .     14

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . .     14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     15


EXHIBITS -

     Index to Exhibits. . . . . . . . . . . . . . . . . . . . .     16

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 AND DECEMBER 31, 1995



                                ASSETS
                                ------

(Unaudited, in thousands)                                                       June 30,          December 31,
                                                                                    1996                  1995
                                                                                --------          ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  37,623           $   1,613
  Accounts receivable                                                                3,771               7,029
  Stockholder note receivable                                                          559                 559
  Inventory and other                                                                  898               1,116
                                                                                   -------             -------

   Total current assets                                                             42,851              10,317
                                                                                   -------             -------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, under the full
  cost method of accounting
    Proved                                                                          68,567             206,880
    Unproved                                                                        12,121               5,001
Less accumulated depreciation,
  depletion and amortization                                                       (34,885)            (80,961)
                                                                                   --------            --------
                                                                                    45,803             130,920
Furniture and equipment, net                                                         2,898               3,678
                                                                                   -------             -------

                                                                                    48,701             134,598
                                                                                   -------             -------
OTHER ASSETS:
  Restricted cash                                                                      614                 578
  Other, net                                                                           338               1,158
                                                                                   -------             -------

                                                                                       952               1,736
                                                                                   -------             -------

                                                                                 $  92,504           $ 146,651
                                                                                   =======             =======









            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 AND DECEMBER 31, 1995



                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

(Unaudited, dollars in thousands)                                               June 30,          December 31,
                                                                                    1996                  1995
                                                                                --------          ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                              $     328           $     175
  Accounts payable and accrued expenses                                             14,616               7,985
  Accrued ad valorem taxes                                                           1,030               4,368
  Income taxes payable                                                               2,000                   -
                                                                                   -------             -------

   Total current liabilities                                                        17,974              12,528
                                                                                   -------             -------

LONG-TERM DEBT, net of current portion                                                 373              77,172

AD VALOREM TAXES AND OTHER                                                           1,603               3,664

DEFERRED INCOME TAXES                                                                3,694                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
    share; 10,000,000 shares authorized,
    no shares issued and outstanding                                                     -                   -
  Common stock, par value $.01 per
    share, 50,000,000 shares authorized,
    10,757,000 and 10,724,000 shares issued,
    respectively                                                                       107                 107
Additional paid-in capital                                                          59,436              59,288
  Retained earnings (deficit)                                                        9,445              (6,014)
  Common stock held in treasury, at cost,
    56,000 and 32,000 shares, respectively                                            (128)                (94)
                                                                                   --------            --------

   Total stockholders' equity                                                       68,860              53,287
                                                                                   -------             -------

                                                                                  $ 92,504            $146,651
                                                                                   =======             =======


            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENTS

                                                           For the Three Months Ended      For the Six Months Ended
                                                                    June 30,                        June 30,
(Unaudited, in thousands, except per                              1996           1995           1996           1995
share data)                                                  ---------      ---------      ---------      ---------
REVENUE:

Oil sales                                                   $   3,164      $   5,225      $   7,039      $  10,987

Gas sales                                                       1,932          4,837          5,443         10,369

Gain on sale of assets                                         22,472              -         22,472              -

Other                                                               -            114             23            373
                                                              -------        -------        -------        -------

                                                               27,568         10,176         35,077         21,729
                                                              -------        -------        -------        -------
OPERATING COSTS AND EXPENSES:

Lease operating expenses                                        1,328          2,046          3,004          4,116

Production taxes                                                  473            880          1,199          1,884

Depreciation, depletion and amortization                        2,116          4,369          5,470          9,003

General and administrative, net                                 1,023          1,572          2,212          3,115

Other                                                               -            117             18            261
                                                              -------        -------        -------        -------

                                                                4,940          8,984         11,903         18,379
                                                              -------        -------        -------        -------

OPERATING INCOME                                               22,628          1,192         23,174          3,350
                                                              -------        -------        -------        -------

OTHER INCOME (EXPENSE):

Interest income                                                   146             28            174             36

Interest expense                                                 (671)        (1,637)        (2,200)        (3,259)

Other                                                             (34)           (12)              5           (38)
                                                              --------       --------       -------        --------
                                                                 (559)        (1,621)        (2,021)        (3,261)
                                                              --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME
TAXES                                                          22,069           (429)        21,153             89

Income tax benefit (provision)                                 (5,694)           158         (5,694)           (35)
                                                              --------       -------        --------       --------

NET INCOME (LOSS)                                            $ 16,375       $   (271)      $ 15,459       $     54
                                                             ========       =========      ========       ========

EARNINGS (LOSS) PER SHARE                                    $   1.53       $  (0.02)      $   1.44       $   0.01
                                                             ========       =========      ========       ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                             10,711         10,683         10,699         10,680
                                                             ========       ========       ========       ========


            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH JUNE 30, 1996

                                                            ADDITIONAL                          RETAINED       TOTAL
                                            COMMON STOCK     PAID-IN      TREASURY STOCK        EARNINGS   STOCKHOLDERS'
(UNAUDITED, IN THOUSANDS)                 SHARES    AMOUNT   CAPITAL      SHARES   AMOUNT      (DEFICIT)       EQUITY
- ------------------------------------------------------------------------------------------------------------------------

BALANCES, January 1, 1995                 10,692      $107     $58,986      (13)     $(47)       $13,529        $72,575

 Issuance and vesting of restricted
 stock and stock options                      32        -          302        -         -             -             302

 Purchase of treasury stock                    -         -          -       (19)      (47)            -             (47)

 Net loss                                      -         -          -         -         -        (19,543)       (19,543)
                                        --------------------------------------------------------------------------------

BALANCES, December 31, 1995               10,724      $107     $59,288      (32)     $(94)      $ (6,014)       $53,287

 Issuance and vesting of restricted
   stock and stock options                    33        -          148        -         -             -             148

 Purchase of treasury stock                    -        -           -       (24)      (34)            -             (34)

 Net income                                    -        -           -         -         -         15,459         15,459
                                        --------------------------------------------------------------------------------

BALANCES, June 30, 1996                   10,757     $ 107     $59,436      (56)    $(128)      $  9,445       $ 68,860
                                        ================================================================================















            The accompanying notes are an integral part of
               these consolidated financial statements.

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)                                                             For the Six Months Ended
                                                                                              June 30,
                                                                                           1996           1995
                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  15,459      $      54
  Adjustments to reconcile net income to net cash
      provided by operating activities
    Gain on sale of assets                                                             (22,472)             -
    Depreciation, depletion and amortization                                             5,470          9,003
    Deferred income tax expense                                                          3,694             35
    Stock compensation expense                                                              65            183
    Amortization of prepaid expenses                                                       115            200
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Restricted cash                                                                    (36)           (38)
        Receivables                                                                      2,893          2,294
        Inventory and other, net                                                          (593)            51
      Increase (decrease) in:
        Accounts payable and accrued expenses                                           (2,708)        (7,044)
        Ad valorem taxes and other                                                      (2,150)        (2,356)
        Unearned income                                                                      -         (1,054)
        Income taxes payable                                                             2,000              -
                                                                                     ----------     ----------

    Net cash provided by operating activities                                            1,737          1,328
                                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions                                                                    (19,145)        (9,850)
  Increase (decrease) in drilling payables                                               9,038           (753)
  Proceeds from sale of property and equipment                                         120,977          2,528
                                                                                     ----------     ----------

    Net cash provided by (used in) investing activities                                110,870         (8,075)
                                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                                         8,089          4,237
  Principal payments on notes payable and long-term debt                               (84,736)          (327)
  Purchase of treasury stock                                                               (34)           (35)
  Issuance of common stock                                                                  84              -
                                                                                     ----------     ----------

    Net cash provided by (used in) financing activities                                (76,597)         3,875
                                                                                     ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        36,010         (2,872)
CASH AND CASH EQUIVALENTS, beginning of period                                           1,613          5,394
                                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                                             $  37,623      $   2,522
                                                                                     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                             $   2,273      $   3,124
                                                                                     ==========     ==========

  Cash paid for income taxes                                                         $       -      $       -
                                                                                     ==========     ==========





            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of June 30, 1996 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  DIVESTITURE OF OIL AND GAS PROPERTIES
     -------------------------------------

In February 1996, the Company entered into two sales agreements with HS Resources, Inc. ("HS"). The first agreement provided for the Company to sell certain assets in the D-J Basin to HS for approximately $38.0 million. This transaction was closed on March 15, 1996. The second agreement provided for the Company to sell the remainder of its D-J Basin assets for approximately $87.5 million. This transaction was closed on June 7, 1996, following approval by the Company's stockholders. The final aggregate purchase price for both transactions was $123.5 million, reflecting the parties' negotiated settlement of $2 million for title defects and other adjustments claimed by HS. Because the second transaction constituted the sale of a significant portion of the Company's total oil and gas reserves which would significantly alter the relationship between the Company's capitalized costs and its proved reserves, net capitalized costs of oil and gas properties were allocated between the reserves sold and retained based on their estimated relative reserve quantities as of June 7, 1996 and a resulting gain was recognized in the amount of $22.5 million. Both transactions had a January 1, 1996 effective date and the related agreements provided for the Company to receive interest on the purchase prices from the effective date to the respective closing dates at 7.5% per annum. A portion of the proceeds from the sales was used to pay off all outstanding bank debt with the remaining proceeds of approximately $35 million invested in short-term money market instruments. Combined, these sales resulted in Basin selling its interests in approximately two-thirds of its producing wells and 70% of its proved oil and gas reserves at December 31, 1995.


(3)  INCOME TAXES
     ------------
The differences between the income tax provisions for the three and six months ended June 30, 1996, and the amounts which would be calculated by applying statutory income tax rates to income before income taxes are due primarily to reversal of a previously established $2.2 million deferred tax asset valuation allowance.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ---------------------------------------------------------------
                         RESULTS OF OPERATIONS
                         ---------------------

Basin Exploration, Inc. ("Basin" or the "Company") is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties and marketing of the related oil and gas production. Basin's revenue and results of operations are significantly affected by changes in oil and gas prices. Assuming level production, the Company's total revenue would generally be higher in the first and fourth quarters due to higher natural gas prices resulting from greater demand during colder months. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS
- ---------------------

REVENUE. Excluding a $22,472,000 gain on sale of assets recognized during 1996, revenue for the three and six months ended June 30, 1996, were $5,096,000 and $12,605,000, representing decreases of $5,080,000, or 50%, and $9,124,000, or 42%, respectively, as compared to the same periods in 1995. The following table reflects the Company's average oil and gas prices and its average daily oil and gas production for the periods presented:

                                                       Three Months Ended                   Six Months Ended
                                                             June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                  1996      1995      % Change         1996      1995      % Change
                                                  ----      ----      --------         ----      ----      --------
Average price:
  Oil (per Bbl)                                 $ 20.84   $ 16.72          25        $ 19.14   $ 16.78          14
  Gas (per Mcf)                                 $  1.32   $  1.47         (10)       $  1.41   $  1.53          (8)

Average daily production:
  Oil (Bbl)                                       1,668     3,434         (51)         2,021     3,619         (44)
  Gas (Mcf)                                      16,103    36,300         (56)        21,558    37,400         (42)


The decreases in average daily production were attributable to the combined effects of sales of producing properties during 1995 and 1996, the Company's low level of capital expenditures during the past eighteen months (when it drilled only eight wells compared to 152 wells drilled in 1994) and natural production declines. During the three and six months ended June 30, 1995, the Company recognized gas revenue for payments received with respect to transferred Section 29 tax credits in the amount of $511,000 and $1,039,000, respectively.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As more fully described below under Liquidity and Capital Resources, the Company consummated two transactions with HS Resources, Inc. during 1996 in which approximately two-thirds of its producing wells and 70% of its proved oil and gas reserves were sold. In conjunction with the second transaction, which closed in June 1996, a $22,472,000 gain was recognized. Excluding the production and sales from properties sold, average oil and gas prices and average daily oil and gas production for the periods presented were:

                                                       Three Months Ended                   Six Months Ended
                                                             June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                  1996      1995      % Change         1996      1995      % Change
                                                  ----      ----      --------         ----      ----      --------
Average price:
  Oil (per Bbl)                                 $ 21.07   $ 18.28          15        $ 20.01   $ 17.88          12
  Gas (per Mcf)                                 $  1.06   $  1.03           3        $  1.17   $  1.13           4

Average daily production:
  Oil (Bbl)                                       1,181     1,411         (16)         1,182     1,492         (21)
  Gas (Mcf)                                       5,029     5,684         (12)         5,003     5,883         (15)


LEASE OPERATING EXPENSES. Lease operating expenses for the three and six months ended June 30, 1996, were $1,328,000 and $3,004,000, decreases of $718,000, or 35%, and $1,112,000, or 27%, respectively, compared to the same periods in 1995. Production costs per barrel of oil equivalent (BOE) produced during the three and six months ended June 30, 1996, were $3.35 and $2.94, compared to $2.37 and $2.31, respectively, in 1995. The higher costs per BOE were caused primarily by a decline in the number of new wells brought on line, since such wells typically have relatively high initial production rates, generating average unit production costs that are lower than for more mature properties.

PRODUCTION TAXES. Production taxes for the three and six months ended June 30, 1996, were $473,000 and $1,199,000, decreases of $407,000, or
46%, and $685,000, or 36%, respectively, compared to the same periods in 1995. Production taxes as a percent of oil and gas sales for the three and six months ended June 30, 1996 were 9.3% and 9.5%, compared to 8.7% and 8.8%, respectively, in 1995. The increased average tax rates were due to a greater portion of sales occurring in higher-tax jurisdictions in 1996.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three and six months ended June 30, 1996, were $2,116,000 and $5,470,000, decreases of $2,253,000, or 52%, and
$3,533,000, or 39%, respectively, compared to the same periods in 1995. The decreases are attributable to the lower production volumes in 1996 as compared to the same periods in 1995. The depletion rate of $4.88 per BOE produced in the six months ended June 30, 1996 was approximately the same as in the 1995 period.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and administrative, net. General and administrative expenses for the three and six months ended June 30, 1996 were $1,023,000 and $2,212,000, reflecting decreases of $549,000, or 35%, and $903,000, or
29%, respectively, compared to the same periods in 1995. The decreases resulted primarily from staff reductions made during the second half of 1995 and the first half of 1996.

OTHER INCOME (EXPENSE), NET. Other net expenses for the three and six months ended June 30, 1996 were $559,000 and $2,021,000, decreases of $1,062,000, or 66%, and $1,240,000, or 38%, respectively, compared to the same periods in 1995. The decreases were principally attributable to lower average borrowings as a result of asset sales consummated during 1996, as summarized below:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                          ----------------------          --------------------
                                                            1996           1995           1996           1995
                                                            ----           ----           ----           ----
Average borrowings (in millions)                            $  33          $  80          $  52          $  79

Average interest rate on borrowings                          8.1%           8.2%           8.5%           8.3%

INCOME TAX BENEFIT (PROVISION). The differences between the income tax provisions for the three and six months ended June 30, 1996, and the amounts which would be calculated by applying statutory income tax rates to income before income taxes are due primarily to reversal of a previously established $2.2 million deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In February 1996, the Company entered into agreements with HS Resources, Inc. ("HS") pursuant to which the Company sold all of its assets in the D-J Basin, in two transactions closed in March and June 1996, respectively, for an aggregate sales price of $123.5 million, effective January 1, 1996. Combined, these transactions resulted in Basin selling its interests in approximately two-thirds of its producing wells and 70% of its proved oil and gas reserves at December 31, 1995. A portion of the proceeds from the sales was used to pay off all outstanding bank debt leaving residual proceeds of approximately $35 million. It is the Company's plan to utilize the liquidity created by these asset sales to make new investments in oil and gas properties, through both acquisitions and exploration. Until the sales proceeds are redeployed, however, cash balances will be invested in short term, interest-bearing cash equivalents. As a consequence of the significant reduction of operating assets resulting from the HS asset sale, operational cash flows have been substantially reduced from pre-sale levels and the Company has reduced the staff size at its Denver office headquarters and implemented certain related general and administrative expense reductions.

On August 6, 1996, the Company entered into an Amended and Restated Credit Agreement with its existing bank group. The initial borrowing base was set at $25 million. The credit agreement provides for the interest rate on borrowings to be determined based on the prime rate or LIBOR, at the Company's election. A varying spread above the prime rate ranging from 0% to 0.5% and over

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIBOR ranging from 0.625% to 1.25% will be applied based on the
Company's applicable debt-to- capitalization ratio.   The Credit
Agreement provides for borrowings to be revolving loans until July 31, 1999, at which time the outstanding balance is scheduled to convert to a four year amortizing term loan. The Credit Agreement contains various covenants, including ones which could limit the Company's ability to incur other debt, dispose of assets, pay dividends or repurchase stock. No borrowings are currently outstanding under the facility.

The Company had no major capital expenditure commitments pending at June 30, 1996, other than approximately $7.2 million for the balances owing on leases on which the Company was high bidder at a federal offshore lease sale held in April 1996 (further discussed below). The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, interest rates, availability of funds, quantity and character of identified investment projects and competition.

The Company is currently conducting its exploration activities
primarily in the Gulf of Mexico.   This is the Company's first year of
Gulf Coast operations and, as such, it began the period with no prospect inventory and, therefore, reduced control over the volume and timing of its business activity than would typically be the case. Based on activities year-to-date and anticipated developments during the second half of the year, the Company is currently projecting 1996 capital expenditures for Gulf Coast exploration between $13 million and $20 million, excluding development costs for successful prospects. This estimate anticipates participation in four to six prospect test wells during the year and reflects an estimated range for net investment in leaseholds due to uncertainty about resale proceeds and success levels in building prospect inventory. Through the first six months of 1996, the Company acquired 75% to 100% working interests in ten offshore lease blocks, including six blocks offshore Louisiana at the Central Gulf of Mexico federal lease sale held in April. The Company's total initial leasehold investment for these blocks is approximately $10 million. The Company plans to generally reduce its interests in these prospects through sale of promoted interests or through swapping for other prospect interests. Although exchanging prospect interests would result in less cost recoupment for the Company, it would be consistent with the Company's overall objectives of prospect diversification and risk management, and would accelerate development of prospect inventory. The Company is not anticipating a current year contribution of production or cash flow resulting from Gulf Coast exploration, even if it makes one or more discoveries, since at least nine months is typically required for platform fabrication and installation for a new discovery (unless such infrastructure is already in place). The Company drilled and abandoned one prospect test well during the first half of 1996.

The Company anticipates investing up to $4 million during the second half of 1996 on development of its proved properties in Wyoming. The amount of any additional capital expenditures during the year will be dependent upon the level of success achieved in pursuing proved property acquisitions and the amount of development activity generated by exploration discoveries. Such investments could be significant. Although the Company is not in negotiations and cannot predict if or when it will make a material acquisition, or a substantial discovery, the Company believes that it could finance investment opportunities aggregating $75 million or more. The Company expects to be able to fund such capital investments primarily with cash flow from operations and funds made available through the sale of its D-J Basin assets, including availability established under its bank credit line.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Further, if conditions warrant, the Company may consider raising additional capital through issuance of debt or equity securities.

CHANGES IN PRICES. The Company's revenue, cash flow, and the value of its oil and gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. As such, changes in oil and gas prices can significantly affect the amount of the Company's capital expenditures. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict.

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
- ------------------------------------------------

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

               BASIN EXPLORATION, INC. AND SUBSIDIARIES


                      PART II  OTHER INFORMATION
                      --------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

Proxies for the Company's annual meeting of shareholders held on June 6, 1996, were solicited pursuant to Regulation 14A during the quarter ended June 30, 1996. There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected. The following is a summary of the matters voted upon at such meeting and the number of votes cast for, against and abstentions:

                                                                               Number of Votes Cast
                                                                               ---------------------
                                                                      For             Against          Abstain
                                                                      ---             -------          -------
     Election of Directors
       John F. Greene                                               9,051,675             300        1,134,895
       Neil L. Stenbuck                                             9,051,675             300        1,134,895

     Proposal to sell D-J Basin
       Assets to HS Resources, Inc.                                 7,838,874          53,506           14,500

     Amend Equity Incentive Plan                                    7,147,265       2,761,035           13,480

     Amend Non-Employee
       Directors' Plan                                              9,758,729         312,199           16,445

     Ratify selection of Arthur
       Andersen LLP as auditors                                    10,165,325           7,645           13,900

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

a.        Exhibits.

          10 Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of
               Texas, N.A.

          27   Financial data schedule.

b.        Reports filed on Form 8-K.

          March 15, 1996 - Item 2. Acquisition or Disposition of
                                   Assets - Information relating to
                                   sale of assets to HS Resources,
                                   Inc.
                         - Item 7. Financial Statements and Exhibits -
                                   Pro forma financial information and
                                   exhibits.

          June 7, 1996   - Item 2. Acquisition or Disposition of
                                   Assets - Information relating to
                                   sale of assets to HS Resources,
                                   Inc.
                         - Item 7. Financial Statements and Exhibits -
                                   Pro forma financial information and
                                   exhibits.

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


                                   BASIN EXPLORATION, INC.
                                   -----------------------
                                         (Registrant)


     Date: August 14, 1996         By: Neil L. Stenbuck
                                      -----------------
                                       Neil L. Stenbuck
                                       Chief Financial Officer



     Date: August 14, 1996         By: James A. Tuell
                                      ----------------
                                       James A. Tuell
                                       Controller
                                       (Principal Accounting Officer)

                           Index to Exhibits


Exhibit Numbers     Exhibits                                        Page
- ---------------     --------                                        ----

10                  Amended and Restated Credit Agreement dated
                    August 6, 1996 between the Company and
                    Colorado National Bank, Union Bank of
                    California, N.A. and NationsBank of Texas, N.A.   17

27                  Financial data schedule                           76