Form 10-Q
period 1996-09-30
BASIN EXPLORATION INC
filed 1996-11-14
CIK 827795

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

                          (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                              -------------------------------------
OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

                    Commission File Number 0-20125
     ------------------------------------------------------------

                        BASIN EXPLORATION, INC.
     ------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Delaware                     84-1143307
    ---------------------------------   --------------------
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)      Identification No.)

            370 17th Street, Suite 3400, Denver, CO  80202
   -----------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)

                            (303) 685-8000
   -----------------------------------------------------------------
         (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X        NO
                        -----         -----


     Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                Outstanding at
                  Class                       September 30, 1996
     ------------------------------          --------------------
      Common stock, $.01 par value             10,701,345 shares
                        BASIN EXPLORATION, INC.


                                 INDEX


PART I.  FINANCIAL INFORMATION                                 Page
                                                               ----

     Item 1.  Financial Statements

               Consolidated Balance Sheets-
                September 30, 1996 and December 31, 1995 . .    3

               Consolidated Income Statements-
                Three Months Ended September 30, 1996 and
                1995 and Nine Months Ended September 30, 1996
                and 1995 . . . . . . . . . . . . . . . . . .    5

               Consolidated Statements of Changes in
                Stockholders' Equity . . . . . . . . . . . .    6

               Consolidated Statements of Cash Flows-
                Nine Months Ended September 30, 1996
                and 1995 . . . . . . . . . . . . . . . . . .    7

               Notes to Consolidated Financial Statements. .    8

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . .    9

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . .   14

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . .   15


EXHIBITS -

     Index to Exhibits . . . . . . . . . . . . . . . . . . .   16

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                ASSETS
                                ------


(Unaudited, in thousands)            September 30,   December 31,
                                          1996           1995
                                     -------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  28,830     $    1,613
  Restricted cash                              633              -
  Accounts receivable                        1,781          7,029
  Stockholder note receivable                  559            559
  Inventory and other                        2,558          1,116
                                           -------        -------

    Total current assets                    34,361         10,317
                                           -------        -------

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, under the full
   cost method of accounting
    Proved                                  72,148        206,880
    Unproved                                 8,812          5,001
  Less accumulated depreciation,
   depletion and amortization              (35,745)       (80,961)
                                           -------        -------

                                            45,215        130,920

  Furniture and equipment, net               2,934          3,678
                                           -------        -------

                                            48,149        134,598
                                           -------        -------

OTHER ASSETS:
  Restricted cash                                -            578
  Other, net                                   313          1,158
                                           -------        -------

                                               313          1,736
                                           -------        -------

                                         $  82,823     $  146,651
                                           =======        =======

            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------


(Unaudited, dollars in thousands)    September 30,   December 31,
                                          1996           1995
                                     -------------   ------------

CURRENT LIABILITIES:
  Current portion of long-term debt      $     322    $       175
  Accounts payable and accrued expenses      4,448          7,985
  Accrued ad valorem taxes                     990          4,368
  Income taxes payable                       2,000              -
                                           -------        -------

    Total current liabilities                7,760         12,528
                                           -------        -------

LONG-TERM DEBT, net of current portion         266         77,172

AD VALOREM TAXES AND OTHER                   2,227          3,664

DEFERRED INCOME TAXES                        3,695              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
   Share; 10,000,000 shares authorized,
   no shares issued and outstanding
  Common stock, par value $.01 per
   share, 50,000,000 shares authorized,
   10,757,000 and 10,724,000 shares issued,
   respectively                                107            107
  Additional paid-in capital                59,452         59,288
  Retained earnings (deficit)                9,447         (6,014)
  Common stock held in treasury, at cost,
   56,000 and 32,000 shares, respectively     (131)           (94)
                                           -------        -------

  Total stockholders' equity                68,875         53,287
                                           -------        -------

                                         $  82,823     $  146,651
                                           =======        =======

            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENTS



                                           For the Three Months Ended              For the Nine Months Ended
(Unaudited, in thousands, except per              September 30,                           September 30,
share data)                                   1996                1995                1996                1995
                                           -------             -------             -------             -------
REVENUE:

Oil sales                                $   2,064           $   4,458           $   9,103           $  15,445

Gas sales                                      522               3,957               6,065              14,326

Gain on sale of assets                           -                   -              22,472                   -

Other                                            -                 162                  23                 535
                                           -------             -------             -------             -------

                                             2,586               8,577              37,663              30,306
                                           -------             -------             -------             -------


OPERATING COSTS AND EXPENSES:

Lease operating expenses                       819               2,108               3,823               6,224

Production taxes                               283                 746               1,482               2,630

Depreciation, depletion and amortization     1,081               4,313               6,551              13,316

Property impairment                              -              26,500                   -              26,500

General and administrative, net                802               1,211               3,014               4,326

Other                                            -                 155                  18                 416
                                           -------             -------             -------             -------

                                             2,985              35,033              14,888              53,412
                                           -------             -------             -------             -------


OPERATING INCOME (LOSS)                       (399)            (26,456)             22,775             (23,106)
                                           -------             -------             -------             -------

OTHER INCOME (EXPENSE):

Interest income                                390                  39                 564                  75

Interest expense                               (27)             (1,644)             (2,227)             (4,903)

Other                                           39                  45                  44                   7
                                           -------             -------             -------             -------

                                               402              (1,560)             (1,619)             (4,821)
                                           -------             -------             -------             -------

INCOME (LOSS) BEFORE INCOME                      3             (28,016)             21,156             (27,927)
TAXES

Income tax benefit (provision)                  (1)              7,819              (5,695)              7,784
                                           -------             -------             -------             -------

NET INCOME (LOSS)                         $      2           $ (20,197)          $  15,461           $ (20,143)
                                           =======             =======             =======             =======

EARNINGS (LOSS) PER SHARE                 $   0.00           $   (1.88)          $    1.44           $   (1.88)
                                           =======             =======             =======             =======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          10,701              10,723              10,700              10,705
                                           =======             =======             =======             =======


            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH SEPTEMBER 30, 1996


                                                    ADDITIONAL                          RETAINED           TOTAL
                                    COMMON STOCK     PAID-IN        TREASURY STOCK      EARNINGS       STOCKHOLDERS'
(Unaudited, in thousands)           SHARES  AMOUNT    CAPITAL      SHARES  AMOUNT       (DEFICIT)         EQUITY
--------------------------------------------------------------------------------------------------------------------

BALANCES, January 1, 1995           10,692  $107      $58,986       (13)     $(47)       $13,529          $72,575

 Issuance and vesting of restricted
 stock and stock options               32     -           302         -         -           -                 302

 Purchase of treasury stock             -     -          -          (19)      (47)          -                 (47)

 Net loss                               -     -           -          -          -        (19,543)         (19,543)

                                -----------------------------------------------------------------------------------

BALANCES, December 31, 1995          10,724  $107      $59,288      (32)     $(94)       $(6,014)         $53,287

 Issuance and vesting of restricted
   stock and stock options               33   -            164        -        -             -                164

 Purchase of treasury stock               -   -              -      (24)      (37)           -                (37)

 Net income                               -   -              -         -        -         15,461           15,461
                                ------------------------------------------------------------------------------------
BALANCES, September  30, 1996        10,757  $107      $59,452      (56)    $(131)        $9,447           $68,875
                                ====================================================================================


            The accompanying notes are an integral part of
                these consolidated financial statements

                BASIN EXPLORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



(Unaudited, in thousands)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                     1996             1995
                                                                                 --------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $15,461       $(20,143)
     Adjustments to reconcile net income  to net cash
          provided by operating activities
          Gain on sale of assets                                                  (22,472)              -
          Depreciation, depletion and amortization                                  6,551          13,316
          Property impairment                                                          -           26,500
          Deferred income tax expense                                               3,695          (7,784)
          Stock compensation expense                                                   81             249
          Amortization of prepaid expenses                                            116             308
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                 Restricted cash                                                      (55)           (57)
                 Receivables                                                        5,000           3,870
                 Inventory and other, net                                          (2,229)             87
               Increase (decrease) in:
                 Accounts payable and accrued expenses                             (1,826)        (6,412)
                 Ad valorem taxes and other                                        (1,834)        (1,430)
                 Unearned income                                                        -            (47)
                 Income taxes payable                                               2,000              -
                                                                                  -------         ------

          Net cash provided by operating activities                                 4,488          8,457
                                                                                  -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                                            (25,597)       (12,531)
     Increase (decrease) in drilling payables                                         (97)        (3,315)
     Proceeds from sale of property and equipment                                 125,135          3,803
                                                                                  --------        ------

          Net cash provided by (used in) investing activities                      99,441        (12,043)
                                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                                 8,047          4,937
     Principal payments on notes payable and long-term debt                       (84,806)        (4,486)
     Purchase of treasury stock                                                       (37)           (36)
     Issuance of common stock                                                          84              -
                                                                                  --------       -------

          Net cash provided by (used in) financing activities                     (76,712)           415
                                                                                  --------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   27,217         (3,171)
CASH AND CASH EQUIVALENTS, beginning of period                                      1,613          5,394
                                                                                  --------       -------
CASH AND CASH EQUIVALENTS, end of period                                          $28,830        $ 2,223
                                                                                  ========       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                       $ 2,300        $ 4,633
                                                                                  =======        =======
     Cash paid for income taxes                                                   $    -         $     -
                                                                                  =======        =======

NON-CASH INFORMATION:
     Net assets (liabilities) retired as result of asset sales to HS Resources    $(2,261)       $     -
                                                                                  ========       =======

            The accompanying notes are an integral part of
               these consolidated financial statements.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of September 30, 1996 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) DIVESTITURE OF OIL AND GAS PROPERTIES
    -------------------------------------

In February 1996, the Company entered into two sales agreements with HS Resources, Inc. ("HS"). The first agreement provided for the Company to sell certain assets in the D-J Basin to HS for approximately $38.0 million. This transaction was closed on March 15, 1996. The second agreement provided for the Company to sell the remainder of its D-J Basin assets for approximately $87.5 million. This transaction was closed on June 7, 1996, following approval by the Company's stockholders. The final aggregate purchase price for both transactions was $123.5 million, reflecting the parties' negotiated settlement of $2 million for title defects and other adjustments claimed by HS. Because the second transaction constituted the sale of a significant portion of the Company's total oil and gas reserves which would significantly alter the relationship between the Company's capitalized costs and its proved reserves, net capitalized costs of oil and gas properties were allocated between the reserves sold and retained based on their estimated relative reserve quantities as of June 7, 1996 and a resulting gain was recognized in the amount of $22.5 million. Both transactions had a January 1, 1996 effective date and the related agreements provided for the Company to receive interest on the purchase prices from the effective date to the respective closing dates at 7.5% per annum. A portion of the proceeds from the sales was used to pay off all outstanding bank debt. Combined, these sales resulted in Basin selling its interests in approximately two-thirds of its producing wells and 70% of its estimated proved oil and gas reserves as of December 31, 1995.

(3) INCOME TAXES
    ------------

The difference between the income tax provision for the nine months ended September 30, 1996, and the amount which would be calculated by applying statutory income tax rates to income before income taxes is due primarily to reversal of a previously established $2.2 million deferred tax asset valuation allowance.

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

Results of Operations

Revenue. Excluding a $22,472,000 gain on sale of assets recognized during the second quarter of 1996, revenue for the three and nine months ended September 30, 1996, were $2,586,000 and $15,191,000, respectively, representing decreases of $5,991,000, or 70%, and $15,115,000, or 50%, as compared to the same periods in 1995. The following table reflects the Company's average oil and gas prices and its average daily oil and gas production for the periods presented:

                                    Three Months Ended                  Nine Months Ended
                                       September 30,                    September 30,
                               -----------------------------         ----------------------
                                  1996     1995    % Change          1996     1995     %Change
                                  ----     ----    --------          ----     ----     -------
Average price:
   Oil (per Bbl)                $21.10   $17.17        23          $ 19.55    $16.89       16
   Gas (per Mcf)                $ 1.22   $ 1.29        (5)         $  1.39    $ 1.46       (5)

Average daily production:
   Oil (Bbl)                     1,064     2,822      (62)            1,699     3,350     (49)
   Gas (Mcf)                     4,664    33,400      (86)           15,886    36,000     (56)

The decreases in average daily production were attributable to the combined effects of sales of producing properties during 1995 and 1996, the Company's low level of capital expenditures during the past twenty-one months (when it drilled only nine wells compared to 152 wells drilled in 1994) and natural production declines. During the three and nine months ended September 30, 1995, the Company recognized gas revenue for payments received with respect to transferred Section 29 tax credits in the amount of $425,000 and $1,464,000, respectively.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As more fully described below under Liquidity and Capital Resources, the Company consummated two transactions with HS Resources, Inc. during 1996 in which approximately two-thirds of its producing wells and 70% of its proved oil and gas reserves were sold. In conjunction with the second transaction, which closed in June 1996, the Company recognized a $22,472,000 gain. Excluding the production and sales from properties sold, average oil and gas prices and average daily oil and gas production for the periods presented were:


                                    Three Months Ended                     Nine Months Ended
                                       September 30,                          September 30,
                                ---------------------------             ------------------------
                                  1996     1995    % Change             1996     1995    %Change
                                  ----     ----    --------             ----     ----    -------
Average price:
   Oil (per Bbl)                $21.10    $17.07       24               $20.35   $17.64      15
   Gas (per Mcf)                $ 1.22    $ 0.88       39               $ 1.20   $ 1.05      14

Average daily production:
   Oil (Bbl)                     1,064     1,265      (16)               1,168   1,415      (17)
   Gas (Mcf)                     4,664     5,276      (12)               4,909   5,678      (14)


Lease operating expenses. Lease operating expenses for the three and nine months ended September 30, 1996, were $819,000 and $3,823,000, decreases of $1,289,000, or 61%, and $2,401,000, or 39%, respectively, compared to the same periods in 1995. Production costs per barrel of oil equivalent (BOE) produced during the three and nine months ended September 30, 1996, were $4.84 and $3.21, compared to $2.73 and $2.44, respectively, in 1995. The higher costs per BOE were caused partially by a decline in the number of new wells brought on line, since such wells typically have relatively high initial production rates, generating average unit production costs that are lower than for more mature properties. Additionally, the Company's sale of predominantly gas wells, with relatively low unit operating costs, to HS Resources, Inc., increased the portion of the Company's total active wells which are oil wells, with typically higher unit operating costs.

Production taxes. Production taxes for the three and nine months ended September 30, 1996, were $283,000 and $1,482,000, decreases of $463,000, or 62%, and $1,148,000 or 44%, respectively, compared to the same periods in 1995. Production taxes as a percent of oil and gas sales for the three and nine months ended September 30, 1996 were 10.9% and 9.8%, compared to 8.9% and 8.8%, respectively, in 1995. The increased average tax rates were due to a greater portion of sales occurring in higher-tax jurisdictions in 1996.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 1996, were $1,081,000 and $6,551,000, decreases of $3,232,000, or
75%, and $6,765,000, or 51%, respectively, compared to the same periods in 1995. The decreases are attributable to the lower production volumes in 1996 as compared to the same periods in 1995. The depletion rate of $4.91 per BOE produced in the nine months ended September 30, 1996 was approximately the same as in the 1995 period.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative, net. General and administrative expenses for the three and nine months ended September 30, 1996 were $802,000 and $3,014,000, reflecting decreases of $409,000, or 34%, and $1,312,000, or 30%, respectively, compared to the same periods in 1995. The decreases resulted primarily from staff reductions made during the second half of 1995 and the first half of 1996.

Other income (expense), net. Interest income for the three and nine months ended September 30, 1996 totaled $390,000 and $564,000, increases of $351,000 and $489,000, respectively, compared to the same periods in 1995. The increases were attributable to interest earned on proceeds of asset sales after debt retirement. Interest expense for the three and nine months ended September 30, 1996 totaled $27,000 and $2,227,000, representing decreases of $1,617,000 or 98% and $2,676,000 or 55% respectively, compared to the same periods in 1995. The decreases were principally attributable to lower average borrowings as a result of asset sales consummated during 1996, as summarized below:

                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                               -----------------      -------------------
                                                1996        1995       1996         1995
                                                ----        ----       ----         ----

Average borrowings (in millions)               $  1         $ 79       $ 37         $ 79

Average interest rate on borrowings             6.3%         8.3%       8.0%         8.2%

Income tax benefit (provision). The difference between the income tax provision for the nine months ended September 30, 1996, and the amount which would be calculated by applying statutory income tax rates to income before income taxes is due primarily to reversal of a previously established $2.2 million deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In February 1996, the Company entered into agreements with HS Resources, Inc. ("HS") pursuant to which the Company sold all of its assets in the D-J Basin, in two transactions closed in March and June 1996, respectively, for an aggregate sales price of $123.5 million, effective January 1, 1996. Combined, these transactions resulted in Basin selling its interests in approximately two-thirds of its producing wells and 70% of its proved oil and gas reserves at December 31, 1995. A portion of the proceeds from the sales was used to pay off all outstanding bank debt and residual proceeds were initially invested in short-term interest bearing cash equivalents. It is the Company's plan to utilize the liquidity created by these asset sales to make new investments in oil and gas properties, through both acquisitions and exploration. At September 30, 1996, the Company had net working capital of $26.6 million and long-term debt aggregating
$0.3 million.   As a consequence of the significant reduction of
operating assets resulting from the HS asset sales, operational cash flows have been substantially reduced from pre-sale levels and the Company has reduced the staff size at its Denver office headquarters and implemented certain related general and administrative expense reductions, including the subleasing of its Denver office headquarters to third parties and its relocation to smaller office space.

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 6, 1996, the Company entered into an Amended and Restated Credit Agreement with its existing bank group. The initial borrowing base was set at $25 million. The credit agreement provides for the interest rate on borrowings to be determined based on the prime rate or LIBOR, at the Company's election. A varying spread above the prime rate ranging from 0% to 0.5% and over LIBOR ranging from 0.625% to 1.25% will be applied based on the Company's applicable debt-to-
capitalization ratio.   The Credit Agreement provides for borrowings
to be revolving loans until July 31, 1999, at which time the outstanding balance is scheduled to convert to a four year amortizing term loan. The Credit Agreement contains various covenants, including ones which could limit the Company's ability to incur other debt, dispose of assets, pay dividends or repurchase stock. No borrowings are currently outstanding under the facility.

The Company had no extraordinary capital expenditure commitments pending at September 30, 1996. The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, interest rates, availability of funds, quantity and character of identified investment projects and competition.

The Company is currently conducting its exploration activities
primarily in the Gulf of Mexico.   This is the Company's first year of
Gulf Coast operations and, as such, it began the period with no prospect inventory and, therefore, reduced control over the volume and timing of its business activity than would typically be the case. Net of approximately $4.9 million of costs recouped through the resale of partial interests in prospects to industry partners, the Company has invested $9.6 million during the first nine months of 1996 in Gulf Coast exploration activities. Such amounts relate primarily to acquisition of seismic data, purchase of mineral leaseholds, and the costs of participating in two unsuccessful exploratory wells. The Company anticipates participating in two or three exploratory wells in the Gulf of Mexico during the fourth quarter of 1996, at an estimated net investment, exclusive of completion and development costs, totaling between $1.6 million and $2.3 million. The Company is not anticipating a current year contribution of production or cash flow resulting from Gulf Coast exploration, even if it makes one or more discoveries, since at least nine months is typically required for platform fabrication and installation for a new discovery (unless such infrastructure is already in place).

During September 1996, the Company consummated the acquisition of a 25% interest in a secondary oil recovery unit in the Jepson-Holler Draw in Wyoming in exchange for $1 million cash and the Company's interest in 18 producing wells. The acquisition is subject to standard post-closing adjustments relating to activity between the April 1, 1996 effective date and closing. These adjustments are anticipated to increase the purchase price by approximately $1.7 million. The Company also anticipates investing approximately $1.5 million during the fourth quarter of 1996 on development of its proved properties in Wyoming. The amount of any additional capital expenditures during the current year will be dependent upon the level of success achieved in pursuing proved property acquisitions and the amount of development activity generated by exploration discoveries. Such investments could be significant. Although the Company is not in negotiations and cannot predict if or when it will make a material acquisition, or a substantial discovery, the Company believes that it could finance investment opportunities aggregating $75 million or more. The Company expects to be able to fund such capital investments primarily with cash flow from operations and funds made available through the sale of its D-J Basin assets,

               BASIN EXPLORATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

including availability established under its bank credit line.
Further, if conditions warrant, the Company may consider raising additional capital through issuance of debt or equity securities.

Changes In Prices. The Company's revenue, cash flow, and the value of its oil and gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. As such, changes in oil and gas prices can significantly affect the amount of the Company's capital expenditures. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. As such, the Company regularly enters into product swap agreements in order to hedge against the volatility of product prices. Although the Company enters into the agreements to limit exposure to price decreases, the agreements also limit the Company's ability to benefit from any significant price increases on the contract volumes. Effective July 1, 1996 the Company entered into a crude oil swap agreement with a contract volume of 10,000 barrels per month through December 31, 1997. This agreement involves the cash settlement of the differential between the $18.32 per barrel contract price and the average closing NYMEX crude oil price during each month. The Company has also entered into a crude oil collar arrangement effective for the period beginning January 1, 1997 through December 31, 1997 on an additional 10,000 barrels per month. This agreement involves the cash settlement of the differential between the monthly average closing NYMEX price and the contract floor of $19.50 per barrel and the contract ceiling of $24.35 per barrel, if the average monthly NYMEX price falls outside of the range defined by such contract floor and contract ceiling. Any gain or loss realized on these agreements will be included as a component of oil sales in the month of production.

"Safe Harbor" Statement Under the United States
------------------------------------------------
Private Securities Litigation Reform Act of 1995
------------------------------------------------

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

               BASIN EXPLORATION, INC. AND SUBSIDIARIES


                      PART II  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits.

     27   Financial data schedule.



b.   Reports filed on Form 8-K.

          None.

                              SIGNATURES
                              -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BASIN EXPLORATION, INC.
                              -----------------------
                                   (Registrant)


Date: November 14, 1996       By:/S/ Neil L. Stenbuck
                                 ---------------------------------
                                   Neil L. Stenbuck
                                   Chief Financial Officer



Date: November 14, 1996       By:/S/ James A. Tuell
                                 ---------------------------------
                                   James A. Tuell
                                   Controller
                                   (Principal Accounting Officer)

                           Index to Exhibits


Exhibit Numbers          Exhibits                           Page
---------------          --------                           ----

      27                 Financial data schedule             17