Form 10-Q
period 1997-03-31
BASIN EXPLORATION INC
filed 1997-05-15
CIK 827795

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

               (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1997
                                    OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         COMMISSION FILE NUMBER 0-20125

                             BASIN EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         84-1143307
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

                  370 17TH STREET, SUITE 3400, DENVER, CO   80202
                 (Address of principal executive offices) (Zip Code)

                                 (303) 685-8000
              (Registrant's telephone number, including area code)

                 370 17th Street, Suite 1800, Denver, CO 80202
                 (Former Address, If Changed Since Last Report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES  X    NO
                                                        ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                  Outstanding at
                CLASS                             APRIL 30, 1997
    -----------------------------------         ------------------
    Common stock, $.01 par value                 10,779,000 shares

                             BASIN EXPLORATION, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE

 Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996..................... 3

           Consolidated Statements of Operations for the
            three months ended March 31, 1997 and 1996 .............. 5

           Consolidated Statements of Changes in
            Stockholders' Equity..................................... 6

           Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996............... 7

           Notes to Consolidated Financial Statements................ 8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................ 9

PART II.  OTHER INFORMATION

 Item 5.  Other Information..........................................15

 Item 6.  Exhibits and Reports on Form 8-K...........................15

SIGNATURES...........................................................18


EXHIBITS -

 Index to Exhibits...................................................19

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                     ASSETS


(In thousands)                              March 31,          December 31,
                                                1997                  1996
                                            --------           ------------
CURRENT ASSETS:
   Cash and equivalents                    $   461             $   22,023
   Accounts receivable                       4,309                  5,108
   Stockholder note receivable                 559                    559
   Prepaids and other                        3,617                  2,203
                                           -------              ---------

                                             8,946                 29,893
                                           -------              ---------


PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, under the full
   cost method of accounting
       Proved                               100,844                78,641
       Unproved                              10,635                 9,822
   Less accumulated depreciation,
     depletion and amortization             (37,514)              (36,581)
                                            -------               -------
                                             73,965                51,882
   Furniture and equipment, net               2,573                 2,918
                                            -------               -------

                                             76,538                54,800
                                            -------               -------

Other assets                                    213                   264
                                            -------               -------

                                           $ 85,697              $ 84,957
                                            =======               =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY


(In thousands, except share data)                 March 31,      December 31,
                                                      1997              1996
                                                  --------          --------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  9,005          $  7,469
  Accrued ad valorem taxes                           2,293             2,040
  Income taxes payable                                  42             1,000
  Current portion of long-term debt                    145               206
                                                  --------          --------

                                                    11,485            10,715

LONG-TERM DEBT, net of current portion                 169               218

AD VALOREM TAXES AND OTHER                             453               513

DEFERRED INCOME TAXES                                4,765             4,760

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
  share; 10,000,000 shares authorized,
  no shares issued and outstanding
 Common stock, par value $.01 per
  share, 50,000,000 shares authorized,
  10,757,000 shares issued                             108               108
 Additional paid-in capital                         59,284            59,219
 Retained earnings                                   9,565             9,556
 Common stock held in treasury, at cost,
  56,000 shares                                       (132)             (132)
                                                    ------            ------

 Total stockholders' equity                         68,825            68,751
                                                    ------            ------

                                                  $ 85,697          $ 84,957
                                                   =======           =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months Ended
                                                          March 31,
(In thousands, except per share data)             1997                1996
                                                  ----                ----

REVENUE:

Oil sales                                     $  2,155            $  3,875

Gas sales                                        1,082               3,611

Interest and other                                 175                  90
                                              --------            --------
                                                 3,412               7,576
                                              --------            --------


COSTS AND EXPENSES:

Lease operating expenses                          1,059               1,676

Production taxes                                    364                 726

Depreciation, depletion and amortization          1,160               3,354

General and administrative, net                     786               1,189

Interest expense                                     29               1,529

Other                                                 -                  18
                                                  -----               -----
                                                  3,398               8,492
                                                  -----               -----

INCOME (LOSS) BEFORE INCOME                          14                (916)
TAXES

Income tax provision                                  5                    -
                                                  -----               ------

NET INCOME (LOSS)                               $     9              $ (916)
                                                 ======               ======

EARNINGS (LOSS) PER SHARE                       $     -              $(0.09)
                                                 ======               ======

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                               10,701              10,687
                                                 ======              ======


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 31, 1997







                                                               ADDITIONAL                           RETAINED        TOTAL
                                            COMMON STOCK        PAID -IN     TREASURY STOCK         EARNINGS    STOCKHOLDERS'
(IN THOUSANDS)                          SHARES        AMOUNT    CAPITAL     SHARES   AMOUNT        (DEFICIT)        EQUITY
BALANCES, January 1, 1996               10,724        $ 107    $ 59,288       (32)   $ (94)         $(6,014)       $53,287
 Issuance and vesting of restricted
 stock and stock options                    33            1         181         -        -                -            182
 Purchase of treasury stock and              -            -        (250)      (24)     (38)               -           (288)
options
 Net income                                  -            -           -         -        -           15,570         15,570
                                    ----------------------------------------------------------------------------------------
BALANCES, December 31, 1996             10,757         $108    $ 59,219       (56)   $(132)         $ 9,556        $68,751
 Issuance and vesting of restricted
   stock and stock options                   -            -          65         -        -                -             65
 Net income                                  -            -           -         -        -                9              9
                                    ----------------------------------------------------------------------------------------
BALANCES, March  31, 1997               10,757         $108    $ 59,284       (56)   $(132)         $ 9,565        $68,825
                                    ========================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                             For the Three Months Ended
                                                                                    March 31,
                                                                             1997           1996
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $      9       $   (916)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities -
      Depreciation, depletion and amortization                                1,160          3,354
      Deferred income tax expense (benefit)                                       5              -
      Stock compensation expense                                                 65             47
      Amortization of debt issuance expense                                       -             65
      Other                                                                      (6)             -
      Changes in operating assets and liabilities -
         Decrease (increase) in -
           Restricted cash                                                        -            (16)
           Receivables                                                          799          1,438
           Inventory and other                                               (1,364)            81
          (Decrease) increase in
           Accounts payable and accrued expenses                              1,706             13
           Ad valorem taxes and other                                           193            (75)
           Income taxes payable                                                (958)             -
                                                                           --------       --------

      Net cash provided by operating activities                               1,609          3,991
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital additions                                                       (23,245)        (4,443)
    Proceeds from sale of property and equipment                                184         37,202
                                                                           --------       --------

      Net cash provided by (used in) investing activities                   (23,061)        32,759
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable and long-term debt                     (110)       (37,149)
    Purchase of treasury stock and options                                        -             (5)
                                                                           --------       --------

      Net cash used in financing activities                                    (110)       (37,154)
                                                                           --------       --------


DECREASE IN CASH AND EQUIVALENTS                                            (21,562)          (404)
CASH AND EQUIVALENTS, beginning of period                                    22,023          1,613
                                                                           --------       --------
CASH AND EQUIVALENTS, end of period                                        $    461       $  1,209
                                                                           ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                 $     23       $  1,271
                                                                           ========       ========
    Cash paid for income taxes                                             $    958       $      -
                                                                           ========       ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of March 31, 1997 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Basin Exploration, Inc. ("Basin" or the "Company") is an independent energy company engaged in the acquisition, exploration and development of oil and gas properties and marketing of the related oil and gas production in the United States, including the Gulf of Mexico. Basin's revenue and results of operations are significantly affected by changes in oil and gas prices. Assuming level production, the Company's total revenue would generally be higher in the first and fourth quarters due to higher natural gas prices typically resulting from greater demand during colder months. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

REVENUE. Revenue for the three months ended March 31, 1997 was $3,412,000, representing a decrease of $4,164,000, or 55%, as compared to the first quarter of 1996. The following table reflects the Company's average oil and gas prices and its average daily oil and gas production for the periods presented:

                                         THREE MONTHS ENDED MARCH 31,

                                       1997        1996       % CHANGE
Average price:
     Oil (per bbl).............       $20.41        $17.94        14
     Gas (MMcf)................      $  2.69       $  1.47        83

Average daily  production:
     Oil (bbl).................        1,173         2,374       (51)
     Gas (Mcf).................        4,473        27,000       (83)

The decreases in average daily production were primarily attributable to sales of producing properties during 1996. The Company consummated two transactions during 1996 in which all of its assets in the D-J Basin were sold. As of December 31, 1995, these assets represented approximately two-thirds of the Company's producing wells and 70% of its proved oil and gas reserves. Excluding production and sales from such D-J Basin properties, average oil and gas prices and average daily oil and gas production for the periods presented were:

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                         THREE MONTHS ENDED MARCH 31,

                                       1997        1996       % CHANGE
Average price:
     Oil (per bbl).............   $    20.41     $   18.95          8
     Gas (per Mcf).............   $     2.69     $    1.28        110

Average daily production:
     Oil (Bbl).................        1,173         1,182         (1)
     Gas (Mcf).................        4,473         4,977        (10)

LEASE OPERATING EXPENSES. Lease operating expenses for the three months ended March 31, 1997 were $1,059,000, a decrease of $617,000, or 37%, compared to 1996. Lease operating costs per Mcfe produced during the three months ended March 31, 1997 averaged $1.02 compared to $.45 in 1996. These higher costs per Mcfe were caused primarily by the increased portion of the Company's total active wells that are oil wells, with typically higher unit operating costs, following the sale of the D-J Basin assets.

PRODUCTION TAXES. Production taxes for the three months ended March 31, 1997 were $364,000, a decrease of $362,000, or 50%, compared to 1996. Production taxes as a percent of oil and gas sales for the three months ended March 31, 1997 were 11.2%, compared to 9.7% in 1996. The increased average tax rate was due to a greater portion of sales occurring in higher-tax jurisdictions in 1997.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three months ended March 31, 1997 was $1,160,000, a decrease of $2,194,000, or 65%, as compared to 1996. The decrease was primarily attributable to the lower production volumes in 1997 as compared to 1996. The depletion rate of $.90 per Mcfe produced in the three months ended March 31, 1997 compared to an $.83 per Mcfe average depletion rate during 1996. The higher rate in 1997 was largely due to higher-cost Gulf of Mexico proved reserves acquired in the first quarter of 1997 which, although not yet producing, were incorporated in the computation of the depletion rate for the period.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three months ended March 31, 1997 were $786,000, a decrease of $403,000, or 34%, as compared to 1996. The decreases resulted primarily from staff reductions made during the first half of 1996 and related reductions in office rent expense attributable to the Company's move to smaller quarters in the second half of 1996.

INTEREST EXPENSE. Interest expense, which includes commitment fees on the unused line of credit, for the three months ended March 31, 1997 totaled $29,000 representing a decrease of $1,500,000, or 98%, as compared to 1996. The decrease was attributable to lower average borrowings as a result of asset sales proceeds applied to debt retirement during 1996, as summarized below:

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED MARCH 31,

                                                 1997          1996

Average borrowings (in thousands)              $   400      $ 71,100

Average interest rate on borrowings               6.6%          8.6%




INCOME TAX BENEFIT (PROVISION). The income tax provision for 1997 approximates the amount that would be calculated by applying statutory income tax rates to income before income taxes. No income tax benefit was recorded during the three months ended March 31, 1996 as realization of net operating loss tax benefits was not reasonably assured prior to the consummation of the second D-J Basin asset sale.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company entered into two agreements pursuant to which it sold all of its assets in the D-J Basin, effective January 1, 1996, for an aggregate adjusted sales price of $123.5 million. The sale of approximately one-third of these D-J Basin assets was closed in March 1996 and the sale of the remainder was closed in June 1996. Combined, these transactions resulted in the disposition of two-thirds of the Company's total wells and approximately 70% of its estimated proved oil and gas reserves as of December 31, 1995. A portion of the sales proceeds was used to repay all outstanding long-term debt and the remainder, net of transaction costs, was initially invested in short-term, interest-bearing cash equivalents pending redeployment into new oil and gas investments. The Company's remaining producing properties after the sale were primarily mature oil and gas fields in the Powder River Basin, Green River Basin, and elsewhere in the Rocky Mountain region. The Company has, since the beginning of 1996, been focusing its exploratory activities in the shallow waters of the Gulf of Mexico, and its acquisition and exploitation efforts in the Gulf Coast and Rocky Mountain areas. At the beginning of 1997, the Company had net working capital of approximately $19.2 million, including $22.0 million of cash equivalents, and had virtually no long-term debt. After investing approximately $23.2 million in oil and gas activities during the first quarter of 1997, the Company ended the period with a working capital deficit of $2.5 million, but continued to be essentially free of long-term debt.

The Company has a line of credit established with its bank group that provides for the interest rate on borrowings to be determined by reference to either the prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The credit agreement provides for borrowings to be revolving loans until August 1, 1999, at which time the outstanding balance will be converted into a four-year amortizing term loan. The credit agreement contains

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. The borrowing base under the revolving credit facility was established at $25 million in August 1996 and is scheduled to be redetermined as of April 30, 1997 and generally at six month intervals thereafter until converted into a term loan. The Company has been notified by its agent bank that the borrowing base that will be effective for the six months beginning April 30, 1997 will be $32.5 million. Because this increase is based, in part, on Gulf of Mexico proved reserves that have not yet commenced production, the interest rate that will be applied during this six-month period whenever borrowings under the line of credit exceed $25 million will be 0.5% greater than would otherwise be applicable. As of March 31, 1997 there were no borrowings outstanding under the facility.

The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, interest rates, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition. The Company's capital budget for calendar 1997 is presently established at approximately $55 million, allocated as follows: approximately $15 million is provided for proved property acquisitions consummated in the first quarter; approximately $20 million is provided for acquisitions of prospect leaseholds, seismic data procurement, and exploratory drilling costs; approximately $15 million relates to anticipated development of the Company's existing property base; and approximately $5 million is provided for other activities, including current year development of assumed exploratory discoveries. Approximately $23.2 million was invested during the first quarter of 1997. The remaining budget for the year of approximately $31.8 million is partially uncommitted and is dependent on future developments that are not entirely within the Company's control, such as drilling rig availability, success in acquiring leaseholds, and drilling results. Further, the Company intends to continue to pursue acquisitions of proved properties, which, while not budgeted, could be very significant. Therefore, the Company's actual capital expenditures may vary significantly from these budgeted amounts.

The Company participated in winning bids for 11 tracts at the central Gulf of Mexico lease sale held on March 5, 1997 by the federal government's Minerals Management Service (MMS). If all 11 tracts are awarded by the MMS, which can choose to reject all bids for a given lease, the Company's net share of the related leasehold bonuses will total approximately $5.7 million. A deposit of 20% of the bid amount was included with the submitted bids. Upon award, the Company will owe the remainder which, in the aggregate, would total approximately $4.6 million. Otherwise, the Company had no extraordinary capital expenditure commitments pending at March 31, 1997.

Approximately $20.4 million of investments made during the first quarter of 1997 related to operations in the Gulf of Mexico. Such amounts were incurred primarily for a $14.4 million acquisition of properties with proved and probable reserves, the continuation drilling of an exploratory well commenced in 1996, the drilling of a successful delineation well related to a new field discovery, and acquisitions of 3-D seismic data.

In late-1996 and early-1997 the Company participated in drilling two successful Gulf of Mexico exploratory wells on Eugene Island (EI) Blocks 64 and 65, respectively. The successful field

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


delineation well drilled in the first quarter of 1997 was located on EI 65. The EI 64 well is expected to commence production in the third quarter of 1997 after completion and tie-in to a nearby production platform owned and operated by a third party. A production platform is scheduled to be installed on the EI 65 property in the third quarter of 1997 to commence production from both the #1 and #2 wells. Through the $14.4 million acquisition consummated in the first quarter of 1997, the Company increased its interests in EI Blocks 64 and 65 and acquired interests in East Cameron (EC) Block 378. A well on EC 378 was completed subsea in January 1997 and is waiting on pipeline installation to connect to a nearby third party production platform. Production from EC 378 is expected to commence during the fourth quarter of 1997.

Management believes that the remainder of the current-year budget, as described above, can be funded without new sources of capital by utilizing projected cash flow and borrowings under the Company's revolving credit facility. The Company's ability to fund investment activities in future periods may be significantly affected by the results obtained from investments made in 1997. Cash flow is expected to increase significantly during the latter part of the year when EI 64, EI 65 and EC 378 are projected to be on-line; however, these properties have not produced before and the forecast on-line dates and production rates may not be achieved. Failure of these properties to perform as expected could impair the Company's borrowing capacity as well as its cash flow. If conditions warrant, the Company may consider raising additional capital through issuance of debt or equity securities. Should the Company undertake a large acquisition, issuing such securities or monetizing assets would likely be required to fund the transaction.

CHANGES IN PRICES

The Company's revenue, cash flow, and the value of its oil and gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. As such, changes in oil and gas prices can significantly affect the amount of the Company's capital expenditures. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. The Company periodically enters into product swap agreements in order to hedge against the volatility of product prices. Although the Company enters into the agreements to limit exposure to price decreases, the agreements also limit the Company's ability to benefit from significant price increases on the contract volumes. Effective July 1, 1996, the Company entered into a crude oil swap agreement with a contract volume of 10,000 barrels per month through December 31, 1997. This agreement provides for cash settlement of the differential between the $18.32 per barrel contract price and the average closing NYMEX crude oil price during each month. The Company has also entered into a crude oil collar arrangement effective for calendar 1997 on an additional 10,000 barrels per month. This agreement provides for the cash settlement of the differential between the monthly average closing NYMEX price and the contract floor of $19.50 per barrel or the contract ceiling of $24.35 per barrel, if the average monthly NYMEX price falls outside of the range defined by such contract floor and contract ceiling. Effective October 1, 1997, the Company entered into a natural gas collar arrangement for the succeeding 12-month period, for a contract volume of 450,000 MMBTU per month. The applicable NYMEX floor and ceiling prices vary by

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


month, and average $1.99 and $2.432, respectively, over the contract term. Any gain or loss realized on these agreements is included as a component of sales in the month of production.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, future production of oil and gas, business strategies, cash flow and anticipated liquidity, prospect development and property acquisition, or marketing of oil and gas. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and natural gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and natural gas business, downhole drilling and completion risks that are generally not recoverable from third parties or insurance, the Company's inexperience in the Gulf of Mexico, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, potential mechanical failure of individually significant productive wells, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts, actions or inactions of third-party operators of the Company's properties, and regulatory developments. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES



                            PART II OTHER INFORMATION



ITEM 5            OTHER INFORMATION

                  On April 28, 1997, the Company's Board of Directors authorized the combination of the Company's Equity Incentive Plan and Non-Employee Director's Stock Option Plan, to reduce the administrative burden of maintaining separate plans and to provide to the Company the benefit of the ability to make discretionary grants of equity incentive benefits to its non-employee directors. This action was initiated in view of recent changes by the Securities Exchange Commission to its Regulations under Section 16 of the Securities Exchange Act of 1934. These amendments modified the regulations applicable to equity incentive plans for an issuer's officers and directors, specifically eliminating the requirements which previously induced issuers to maintain separate stock option plans for outside directors and to limit such plans to non-discretionary grants of benefits, so as to not disqualify non-employee directors from serving on incentive compensation committees for the issuer's employees. The combined plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

                  Stock options granted to the Company's Equity Incentive Plan and Non-Employee Director Plan and outstanding at the time of the combination of the plans remain outstanding and exercisable for the identical number of shares and at the same times and exercise prices applicable to such options prior to the combination.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

  EXHIBIT
  NUMBER                 DESCRIPTION OF EXHIBITS

     2.1     --   Agreement and Plan of Merger between Sterling Energy
                  Corporation, Basin Energy, Inc. and Basin Exploration, Inc.
                  dated October 13, 1994(7)
     2.2     --   Plan of Merger between Basin Sterling, Inc. and Basin
                  Exploration, Inc. dated November 22, 1994(8)
     2.3     --   Plan of Merger between Basin Operating Company and Basin
                  Exploration, Inc. dated December 14, 1994(8)
     3.1     --   Restated Certificate of Incorporation of Basin.(2)
     3.2     --   Restated Bylaws of Basin.(2)
     4.1     --   Common Stock Certificate of Basin.(2)
    10.1     --   Equity Incentive Plan as amended April 28, 1997.(1)
    10.3     --   Key Employee Participation Plan.(2)
    10.4     --   Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith.(3)
    10.5     --   Gulf Coast Geoscientist Overriding Royalty Interest Plan dated
                  November 30, 1995.(10)
    10.6     --   Form of Rights Agreement dated as of February 24, 1996,
                  between Basin Exploration, Inc. and Corporate Stock Transfer,
                  Inc. as Rights Agent.(9)
    10.7     --   Performance Shares Plan approved February 4, 1997.(12)
    10.8     --   Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(10)
    10.9     --   Employment Agreement dated August 28, 1995 between Basin
                  Exploration, Inc. and Samuel D. Winegrad.(10)
   10.10     --   Employment Agreement dated June 28, 1995 between Basin
                  Exploration, Inc. and Neil L. Stenbuck.(10)
   10.11     --   Employment Agreement dated November 10, 1995 between Basin
                  Exploration, Inc. and David A. Pustka.(10)
   10.12     --   Employment Agreement dated February 23, 1996 between Basin
                  Exploration, Inc. and Thomas J. Corley.(12)
   10.13     --   Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration,
                  Inc., as New Tenant, and FC Tower Property Partners, L.P., as Landlord.(9)

   10.14     --   First Supplement to Amended Mortgage, Security Agreement,
                  Assignment, Financing Statement and Fixture Filing dated May
                  8, 1995 by and between Basin Exploration, Inc. and Basin Gas
                  Ltd. to NationsBank of Texas, N.A., as successor collateral agent for the benefit of Colorado National Bank, Union Bank and NationsBank of Texas, N.A.(8)
   10.15     --   Second Supplement to Amended Mortgage, Security Agreement,
                  Assignment, Financing Statement and Fixture Filing dated May
                  8, 1995 by and between Basin Exploration, Inc., and Basin
                  Gas Ltd. to NationsBank of Texas, N.A. in its capacity as
                  the successor collateral agent for the benefit of Colorado
                  National Bank, Union Bank and NationsBank of Texas, N.A.(10)
   10.16     --   Agreement for Purchase and Sale of Assets (Monetization) dated
                  February 24, 1996 by and between Basin Exploration, Inc., HS
                  Resources, Inc. and Orion Acquisition, Inc.(7)
   10.17     --   Agreement for Purchase and Sale of Assets (Wattenberg), dated
                  February 24, 1996 by and between Basin Exploration, Inc., HS
                  Resources, Inc. and Orion Acquisition, Inc.(7)
   10.18     --   Lease of Office Space dated September 25, 1992, between
                  Brookfield Republic Inc. and Basin Operating Company, as
                  amended(4)+
   10.19     --   First Lease of Additional Office Space dated as of December 1,
                  1994, between Brookfield Republic, Inc. and Basin Operating
                  Company.(6)+
   10.20     --   Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A.(11)
   10.21     --   Purchase and Sale Agreement dated February 13, 1997, between
                  Hall-Houston Oil Company et al as Sellers and Basin
                  Exploration, Inc. as Buyer.(12)++
      21     --   Subsidiaries.(12)
      27     --   Financial Data Schedule(1)


--------------

              1   Filed herewith.

              2 Filed as an Exhibit to Basin's Registration Statement on Form S-1 as filed on March 17, 1992, Registration No. 33-46486, and incorporated herein by reference.

              3 Filed as an Exhibit to Amendment No. 1 to Basin's Registration Statement on Form S-1 as filed on April 21, 1992, Registration No. 33-46486, and incorporated herein by reference.

              4 Filed as an Exhibit to Basin's Registration Statement on Form S-1 as filed on October 25, 1993, Registration No. 33-70802, and incorporated herein by reference.

              5 Filed as an Exhibit to Form 8-K filed on December 10, 1994, and incorporated herein by reference.

              6 Filed as an Exhibit to Form 10-K/A-1 filed on June 26, 1995 and incorporated herein by reference.

              7 Filed as an Exhibit to Form 8-K filed on March 6, 1996, and incorporated herein by reference.

              8 Filed as an Exhibit to Form 10-K filed on March 28, 1995, and incorporated herein by reference.

              9 Filed as an Exhibit to Form 8-K filed on February 26, 1996, and incorporated herein by reference.

             10 Filed as an Exhibit to Form 10-K filed on March 28, 1996, and incorporated herein by reference.

             11 Filed as an Exhibit to Form 10-Q filed on August 14, 1996, and incorporated herein by reference.

             12 Filed as an Exhibit to Form 10-K filed on March 31, 1997, and incorporated herein by reference.

              + Confidential treatment has been granted for portions of these Exhibits.

             ++ Confidential treatment has been requested for portions of this Exhibit.

  (b) Reports on Form 8-K

None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BASIN EXPLORATION, INC.
                                               (Registrant)


           Date: May 13, 1997         By:/S/ NEIL L. STENBUCK
                                         --------------------
                                               Neil L. Stenbuck
                                               Chief Financial Officer



           Date: May 13, 1997         By:/S/ JAMES A TUELL
                                         -----------------
                                               James A. Tuell
                                               Controller
                                               (Principal Accounting Officer)

                                Index to Exhibits


EXHIBIT NUMBERS           EXHIBITS                                      PAGE

       10.1           Equity Incentive Plan as Amended April 28, 1997

       27.            Financial Data Schedule