Form 10-K/A
period 1996-12-31
BASIN EXPLORATION INC
filed 1997-06-05
CIK 827795

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1996
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to

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

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

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

     As of March 7, 1997, the registrant ahs 10,779,000 shares of Common Stock outstanding.

Documents Incorporated by Reference:  None.

===============================================================================

                                     PART IV


ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) (3) Exhibits


  EXHIBIT
  NUMBER                                         DESCRIPTION OF EXHIBITS

       2.1        --       Agreement and Plan of Merger between Sterling
                           Energy Corporation, Basin Energy, Inc. and Basin
                           Exploration, Inc. dated October 13, 1994/7/
       2.2        --       Plan of Merger between Basin Sterling, Inc. and
                           Basin Exploration, Inc. dated November 22, 1994/8/
       2.3        --       Plan of Merger between Basin Operating Company and
                           Basin Exploration, Inc. dated December 14, 1994/8/
       3.1        --       Restated Certificate of Incorporation of Basin./2/
       3.2        --       Restated Bylaws of Basin./2/
       4.1        --       Common Stock Certificate of Basin./2/
      10.1        --       Equity Incentive Plan, as amended June 6, 1996./1/
      10.2        --       Directors' Stock Option Plan, as amended June 6,
                           1996./1/
      10.3        --       Key Employee Participation Plan./2/
      10.4        --       Employment Agreement dated March 31, 1992 by and
                           between Basin and Michael S. Smith./3/
      10.5        --       Gulf Coast Geoscientist Overriding Royalty Interest
                           Plan dated November 30, 1995./10/
      10.6        --       Form of Rights Agreement dated as of February 24,
                           1996, between Basin Exploration, Inc. and Corporate
                           Stock Transfer, Inc. as Rights Agent./9/
      10.7        --       Performance Shares Plan approved February 4,
                           1997./1/
      10.8        --       Change of Control Employment Agreement dated
                           October 13, 1995 between Basin Exploration, Inc.
                           and Howard L. Boigon./10/
      10.9        --       Employment Agreement dated August 28, 1995 between
                           Basin Exploration, Inc. and Samuel D. Winegrad./10/
      10.10       --       Employment Agreement dated June 28, 1995 between
                           Basin Exploration, Inc. and Neil L. Stenbuck./10/
      10.11       --       Employment Agreement dated November 10, 1995
                           between Basin Exploration, Inc. and David A.
                           Pustka./10/
      10.12       --       Employment Agreement dated February 23, 1996
                           between Basin Exploration, Inc. and Thomas J.
                           Corley./1/

      10.13       --       Assignment and Assumption of Lease dated December
                           18, 1995 by and between Team, Inc., as original
                           Tenant, Basin Exploration, Inc., as New Tenant, and
                           FC Tower Property Partners, L.P., as Landlord./9/
      10.14       --       First Supplement to Amended Mortgage, Security
                           Agreement, Assignment, Financing Statement and
                           Fixture Filing dated May 8, 1995 by and between
                           Basin Exploration, Inc. and Basin Gas Ltd. to
                           NationsBank of Texas, N.A., as successor collateral
                           agent for the benefit of Colorado National Bank,
                           Union Bank and NationsBank of Texas, N.A./8/
      10.15       --       Second Supplement to Amended Mortgage, Security
                           Agreement, Assignment, Financing Statement and
                           Fixture Filing dated May 8, 1995 by and between
                           Basin Exploration, Inc., and Basin Gas Ltd. to
                           NationsBank of Texas, N.A. in its capacity as the
                           successor collateral agent for the benefit of
                           Colorado National Bank, Union Bank and NationsBank
                           of Texas, N.A./10/
      10.16       --       Agreement for Purchase and Sale of Assets
                           (Monetization) dated February 24, 1996 by and
                           between Basin Exploration, Inc., HS Resources, Inc.
                           and Orion Acquisition, Inc./7/
      10.17       --       Agreement for Purchase and Sale of Assets
                           (Wattenberg), dated February 24, 1996 by and
                           between Basin Exploration, Inc., HS Resources, Inc.
                           and Orion Acquisition, Inc./7/
      10.18       --       Lease of Office Space dated September 25, 1992,
                           between Brookfield Republic Inc. and Basin
                           Operating Company, as amended/4/+/
      10.19       --       First Lease of Additional Office Space dated as of
                           December 1, 1994, between Brookfield Republic, Inc.
                           and Basin Operating Company./6/+/
      10.20       --       Amended and Restated Credit Agreement dated August
                           6, 1996 between the Company and Colorado National
                           Bank, Union Bank of California, N.A. and
                           NationsBank of Texas, N.A./11/
      10.21       --       Purchase and Sale Agreement dated February 13,
                           1997, between Hall-Houston Oil Company et al as
                           Sellers and Basin Exploration, Inc. as Buyer./12/++/
      21          --       Subsidiaries./1/
      23.1        --       Consent of Arthur Andersen LLP./1/
      23.2        --       Consent of Netherland, Sewell & Associates, Inc./1/
      23.3        --       Consent of Rider Scott Company./1/
      27          --       Financial Data Schedule./1/


--------------

              1 Filed as an Exhibit to Form 10-K filed on March 31, 1997, and incorporated herein by reference.

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

             12   Filed herewith.

              + Confidential treatment has been granted for portions of these Exhibits.

             ++ Confidential treatment has been requested for portions of this Exhibit.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BASIN EXPLORATION, INC.


Date: June 5, 1997                       By: /s/ Howard L. Boigon
                                            -----------------------------------
                                              Howard L. Boigon
                                              Vice President - General Counsel,
                                              Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS                            PAGE NO.

10.21       --      Purchase and Sale Agreement dated
                    February 13, 1997, between Hall-Houston
                    Oil Company et al as Sellers and Basin
                    Exploration, Inc. as Buyer.                          10