Form 10-Q
period 1997-06-30
BASIN EXPLORATION INC
filed 1997-08-12
CIK 827795

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period         from to
                                        --------         --------

                         Commission File Number 0-20125

                             BASIN EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            84-1143307
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

                               YES  X    NO
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                         Outstanding at
                      CLASS                              July 31, 1997
     ------------------------------------              -----------------
     Common stock, $.01 par value                      10,779,000 shares

                             BASIN EXPLORATION, INC.


                                      INDEX


PART I. FINANCIAL INFORMATION                                              PAGE

     Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of
          June 30, 1997 and December 31,1996................................3

          Consolidated Statements of Operations for the
          three months ended June 30, 1997 and 1996 and
          six months ended June 30, 1997 and 1996...........................5

          Consolidated Statements of Changes in
          Stockholders' Equity for the period from
          January 1, 1996 through June 30, 1997.............................6

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996...........................7

          Notes to Consolidated Financial Statements........................8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders...........15

     Item 6. Exhibits and Reports on Form 8-K..............................15

SIGNATURES.................................................................18


EXHIBITS -

     Index to Exhibits.....................................................19

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996



                                     ASSETS


(In thousands)                                     June 30,        December 31,
                                                     1997              1996
                                                  ----------       -----------
CURRENT ASSETS:
  Cash and equivalents                            $     625        $  22,023
  Accounts receivable                                 7,250            5,108
  Stockholder note receivable                           559              559
  Prepaids and other                                  3,426            2,203
                                                  ----------        ----------

                                                     11,860           29,893
                                                  ----------        ----------

PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, under the full
    cost method of accounting
        Proved                                      108,776           78,641
        Unproved                                     14,747            9,822
  Less accumulated depreciation,
    depletion and amortization                      (38,523)         (36,581)
                                                  ---------         ----------
                                                     85,000           51,882
  Furniture and equipment, net                        2,346            2,918
                                                  ----------        ----------

                                                     87,346            54,800
                                                  ----------        ----------

OTHER ASSETS:                                           175               264
                                                  ----------        ----------

                                                  $  99,381         $  84,957
                                                  ==========        ==========












                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)                              June 30,                   December 31,
                                                                 1997                         1996
                                                             -----------                  -----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $   9,146                    $  7,469
  Accrued ad valorem taxes                                        2,753                       2,040
  Income taxes payable                                               42                       1,000
  Current portion of long-term debt                                 147                         206
                                                              ----------                   ---------

                                                                 12,088                      10,715
                                                              ----------                   ---------

LONG-TERM DEBT, net of current portion                           14,131                        218

AD VALOREM TAXES AND OTHER                                          391                        513

DEFERRED INCOME TAXES                                             4,458                      4,760

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, par value $.01 per
          share; 10,000,000 shares authorized,
          no shares issued and outstanding                           -                          -
        Common stock, par value $.01 per
          share, 50,000,000 shares authorized,
          10,757,000 shares issued                                  108                         108
        Additional paid-in capital                               59,346                      59,219
        Retained earnings                                         8,995                       9,556
        Common stock held in treasury, at cost,
          56,000 shares                                            (136)                       (132)
                                                              ----------                   ---------

                                                                 68,313                      68,751
                                                              ----------                   ---------

                                                              $  99,381                    $ 84,957
                                                              ==========                   =========



                      The accompanying notes are an integral
                part of these consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months Ended              For the Six Months Ended
                                                          June 30,                               June 30,
(In thousands, except per share data)              1997             1996                 1997              1996
                                                   ----             ----                 ----              ----

REVENUE:

Oil sales                                        $ 1,828          $ 3,164              $ 3,983             $ 7,039

Gas sales                                            689            1,932                1,771               5,543

Gain on sale of assets                                 -           22,472                    -              22,472

Interest and other                                    49              112                  224                 202
                                                 --------         --------             --------            --------

                                                   2,566           27,680                5,978              35,256
                                                 --------         --------             --------            --------
COSTS AND EXPENSES:

Lease operating expenses                             977            1,328                2,036               3,004

Production taxes                                     271              473                  635               1,199

Depreciation, depletion and amortization           1,236            2,116                2,396               5,470

General and administrative, net                      817            1,023                1,603               2,212

Interest expense                                     142              671                  171               2,218
                                                 --------         --------             --------            --------

                                                   3,443            5,611                6,841              14,103
                                                 --------         --------             --------            --------


INCOME (LOSS) BEFORE INCOME TAXES                   (877)          22,069                 (863)             21,153

Income tax benefit (provision)                       307           (5,694)                 302              (5,694)
                                                 --------         --------             --------            --------

NET INCOME (LOSS)                                $  (570)         $16,375               $ (561)            $15,459
                                                 ========         ========             ========            ========

EARNINGS (LOSS) PER SHARE                        $ (0.05)         $  1.53               $(0.05)            $  1.44
                                                 ========         ========             ========            ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                             $10,701          $10,711              $10,701             $10,699
                                                 ========         ========             ========            ========






                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH JUNE 30, 1997




                                                                  ADDITIONAL                              RETAINED       TOTAL
                                            COMMON STOCK           PAID -IN         TREASURY STOCK        EARNINGS    STOCKHOLDERS'
(In Thousands)                          SHARES        AMOUNT        CAPITAL       SHARES      AMOUNT      (DEFICIT)      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1996               10,724         $107         $59,288        (32)        $(94)       $(6,014)       $53,287

 Issuance and vesting of restricted
   stock and stock options                  33            1             181          -            -              -            182

 Purchase of treasury stock and options      -            -            (250)       (24)         (38)             -           (288)

 Net income                                  -            -               -          -            -         15,570         15,570
                                      ---------------------------------------------------------------------------------------------
BALANCES, December 31, 1996             10,757          108          59,219        (56)        (132)         9,556         68,751

 Issuance and vesting of restricted
   stock                                     -            -             127          -            -              -            127

 Purchase of treasury stock                  -            -               -          -            4              -             (4)

 Net income (loss)                           -            -               -          -            -           (561)          (561)
                                      ---------------------------------------------------------------------------------------------

BALANCES, June  30, 1997               $10,757         $108         $59,346        (56)       $(136)        $8,995        $68,313
                                      =============================================================================================





                      The accompanying notes are an integral
                part of these consolidated financial statements.

                     BASIN EXPLORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                            For the Six Months Ended
                                                                                  June 30,
                                                                            1997           1996
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                              $   (561)        $ 15,459
        Adjustments to reconcile net income (loss) to net cash
                 provided by operating activities -
          Gain on sale of assets                                              -          (22,472)
          Depreciation, depletion and amortization                        2,396            5,470
          Deferred income tax provision (benefit)                          (302)           3,694
          Stock compensation expense                                        127               65
          Other, net                                                         (4)             115
          Changes in operating assets and liabilities -
            Decrease (increase) in -
              Restricted cash                                                 -              (36)
              Receivables                                                (2,142)           2,893
              Inventory and other                                        (1,136)            (593)
            (Decrease) increase in -
              Accounts payable and accrued expenses                         746           (2,708)
              Ad valorem taxes and other                                    591           (2,150)
              Income taxes payable                                         (958)           2,000
                                                                       ---------        ---------

          Net cash provided by (used in) operating activities            (1,243)           1,737
                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital additions                                               (34,200)         (10,107)
        Proceeds from sale of property and equipment                        195          120,977
                                                                       ---------        ---------

          Net cash provided by (used in) investing activities           (34,005)         110,870
                                                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable and long-term debt                   14,500            8,089
        Principal payments on notes payable and long-term debt             (646)         (84,736)
        Purchase of treasury stock and options                               (4)             (34)
        Issuance of common stock                                              -               84
                                                                       ---------        ---------

          Net cash provided by (used in) financing activities            13,850          (76,597)
                                                                       ---------        ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (21,398)          36,010
CASH AND EQUIVALENTS, beginning of period                                22,023            1,613
                                                                       ---------        ---------
CASH AND EQUIVALENTS, end of period                                    $    625         $ 37,623
                                                                       =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for interest                                         $     56         $  2,273
                                                                       =========        =========
        Cash paid for income taxes                                     $    958         $      -
                                                                       =========        =========





                      The accompanying notes are an integral
                part of these consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of June 30, 1997 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

REVENUE. Excluding a $22,472,000 gain on sale of assets recognized during 1996, revenue for the three and six months ended June 30, 1997, was $2,566,000 and $5,978,000, representing decreases of $2,642,000, or 51%, and $6,806,000, or
53%, respectively, as compared to the same periods in 1996. The following table reflects the Company's average oil and gas prices and its average daily oil and gas production for the periods presented:

                                     Three Months Ended                          Six Months Ended
                                           June 30,                                  June 30,
                                 ----------------------------             ----------------------------
                                 1997       1996     % Change             1997       1996     % Change
                                 ----       ----     --------             ----       ----     --------
Average price:
     Oil (per Bbl)               $17.73     $20.84      (15)              $19.09     $19.14       -
     Gas (per Mcf)               $ 1.73     $ 1.32       31               $ 2.21     $ 1.41      57
Average daily production:
     Oil (Bbl)                    1,133      1,668      (32)               1,153      2,021     (43)
     Gas (Mcf)                    4,384     16,103      (73)               4,428     21,558     (79)

The decreases in average daily production were primarily attributable to sales of producing properties during 1996. The Company consummated two transactions during 1996 in which all of its assets in the D-J Basin were sold. As of December 31, 1995, these assets represented approximately two-thirds of the Company's producing wells and 70% of its proved oil and gas reserves. In conjunction with the second transaction, which closed in June 1996, a $22,472,000 gain was recognized. Excluding the production and sales from such D-J Basin properties, average oil and gas prices and average daily oil and gas production for the periods presented were:

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                      Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                  ---------------------------               -------------------------
                                  1997      1996     % CHANGE               1997      1996   % CHANGE
                                  ----      ----     --------               ----      ----   --------
Average price:
     Oil (per Bbl)                $17.73    $21.07     (16)                 $19.09    $20.01     (5)
     Gas (per Mcf)                $ 1.73    $ 1.06      63                  $ 2.21    $ 1.17     89

Average daily production:
     Oil (Bbl)                     1,133     1,181      (4)                  1,153     1,182     (2)
     Gas (Mcf)                     4,384     5,029     (13)                  4,428     5,003    (11)


LEASE OPERATING EXPENSES. Lease operating expenses for the three and six months ended June 30, 1997, were $977,000 and $2,036,000, decreases of $351,000, or
26%, and $968,000, or 32%, respectively, compared to the same periods in 1996. Production costs per Mcfe produced during the three and six months ended June 30, 1997, were $0.96 and $0.99, compared to $0.56 and $0.49, respectively, in 1996. The higher costs per Mcfe were caused primarily by the increased portion of the Company's total active wells that are oil wells, with typically higher unit operating costs, following the sale of the D-J Basin assets.

PRODUCTION TAXES. Production taxes for the three and six months ended June 30, 1997, were $271,000 and $635,000, decreases of $202,000, or 43%, and $564,000, or 47%, respectively, compared to the same periods in 1996. Production taxes as a percent of oil and gas sales for the three and six months ended June 30, 1997 were 10.8% and 11.0%, compared to 9.3% and 9.5%, respectively, in 1996. The increased average tax rates were due to a greater portion of sales occurring in higher-tax jurisdictions in 1997.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three and six months ended June 30, 1997, was $1,236,000 and $2,396,000, decreases of $880,000, or 42%, and $3,074,000, or
56%, respectively, compared to the same periods in 1996. The decreases are attributable to lower production volumes in 1997 as compared to the same periods in 1996. The depletion rate of $0.95 per Mcfe produced in the six months ended June 30, 1997 compared to an $0.81 per Mcfe average depletion rate during the same 1996 period. The higher rate in 1997 was largely due to higher-cost Gulf of Mexico proved reserves acquired in the first quarter of 1997 which, although not yet producing, were incorporated into the computation of the depletion rate for the period.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and six months ended June 30, 1997 were $817,000 and $1,603,000, reflecting decreases of $206,000, or 20%, and $609,000, or 28%, respectively, compared to the same periods in 1996. The decreases resulted primarily from staff reductions made during the first half of 1996 and related reductions in office rent expense attributable to the Company's relocation to smaller space in the second half of 1996.

INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 1997 was $142,000 and $171,000, decreases of $529,000, or 79%, and $2,047,000, or 92%, respectively, compared to the same

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


periods in 1996. The decreases were principally attributable to lower average borrowings as a result of asset sales consummated during 1996, as summarized below:

                                        Three Months Ended            Six Months Ended
                                              June 30,                    June 30,
                                        -------------------          ------------------
                                         1997         1996            1997        1996
                                         ----         ----            ----        ----
Average borrowings (in millions)         $  7         $ 33            $  4        $ 52

Average interest rate on borrowings      6.8%         8.1%            6.8%        8.5%


INCOME TAX BENEFIT (PROVISION). The income tax benefit for 1997 approximates the amount that would be calculated by applying statutory income tax rates to the loss before income taxes. The differences between the income tax provisions for the three and six months ended June 30, 1996, and the amounts which would be calculated by applying statutory income tax rates to income before income taxes are due primarily to reversal of a previously established $2,196,000 deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company entered into two agreements pursuant to which it sold all of its assets in the D-J Basin, effective January 1, 1996, for an aggregate adjusted sales price of $123.5 million. The sale of approximately one-third of these D-J Basin assets was closed in March 1996 and the sale of the remainder was closed in June 1996. Combined, these transactions resulted in the disposition of two-thirds of the Company's total wells and approximately 70% of its estimated proved oil and gas reserves as of December 31, 1995. A portion of the sales proceeds was used to repay all outstanding long-term debt and the remainder, net of transaction costs, was initially invested in short-term, interest-bearing cash equivalents pending redeployment into new oil and gas investments. The Company's remaining producing properties after the sale were primarily mature oil and gas fields in the Powder River Basin, Green River Basin, and elsewhere in the Rocky Mountain region. Since the beginning of 1996, the Company has been focusing its exploratory activities in the shallow waters of the Gulf of Mexico, and its acquisition and exploitation efforts in the Gulf Coast and Rocky Mountain areas. At the beginning of 1997, the Company had net working capital of approximately $19.2 million, including $22.0 million of cash equivalents, and had virtually no long-term debt. After investing approximately $34.1 million in oil and gas activities during the first six months of 1997, the Company ended the period with a long-term debt of approximately $14.1 million.

The Company has a line of credit established with its bank group that provides for the interest rate on borrowings to be determined by reference to either the prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The credit agreement provides for borrowings to be revolving loans until August 1, 1999, at which time the outstanding balance will be converted into a four-year amortizing term loan. The credit agreement contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. The borrowing base under the revolving credit facility was increased from $25.0 million to $32.5 million in June 1997 and is

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


scheduled to be redetermined as of November 1, 1997 and generally at six month intervals thereafter until converted into a term loan. Because this recent increase was based, in part, on Gulf of Mexico proved reserves that have not yet commenced production, the interest rate that will be applied prior to the next borrowing base redetermination will be 0.5% greater than would otherwise be applicable whenever borrowings under the line of credit exceed $25 million. As of June 30, 1997 there were $14.0 million of borrowings outstanding under the facility.

The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, interest rates, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition. The Company's capital budget for calendar 1997 is presently established at approximately $55 million, allocated as follows: approximately $15 million is provided for proved property acquisitions consummated in the first quarter; approximately $20 million is provided for acquisitions of prospect leaseholds, seismic data procurement, and exploratory drilling costs; approximately $15 million relates to anticipated development of the Company's existing property base; and approximately $5 million is provided for other activities, including current year development of assumed exploratory discoveries. Approximately $34.1 million was invested during the first six months of 1997. The remaining budget for the year of approximately $20.9 million is partially uncommitted and is dependent on future developments that are not entirely within the Company's control, such as drilling rig availability, drilling results, and activities conducted by other operators. Further, the Company intends to continue to pursue acquisitions of proved properties, which, while not budgeted, could be very significant. Therefore, the Company's actual capital expenditures may vary significantly from these budgeted amounts. The Company had no extraordinary capital expenditure commitments pending at June 30, 1997.

The Company has been awarded all 11 tracts for which it participated in winning bids at the central Gulf of Mexico lease sale held on March 5, 1997 by the federal government's Minerals Management Service (MMS). The Company's net share of the related leasehold bonuses totaled approximately $5.7 million.

Approximately $31.0 million of investments made during the first six months of 1997 related to operations in the Gulf of Mexico. Such amounts were incurred primarily for a $14.4 million acquisition of properties with proved and probable reserves, the continuation drilling and completion of an exploratory well commenced in 1996, the drilling and completion of a successful field delineation well, leasehold bonuses, fabrication of an offshore platform, and acquisitions of 3-D seismic data.

The successful field discovery and delineation wells drilled in the first half of 1997 were located on Eugene Island (EI) Block 65. A production platform is scheduled to be installed on the EI 65 property in the third quarter of 1997 to commence production from two completed productive intervals in each of the two wells. Through the $14.4 million acquisition consummated in the first quarter of 1997, the Company increased its interest in EI 65 and acquired interests in East Cameron (EC) Block 378. A well on EC 378 was completed subsea in January 1997 and is waiting on pipeline installation to connect to a nearby third-party production platform. Production from EC 378 is expected to commence during the fourth quarter of 1997.

Management believes that the remainder of the current-year budget, as described above, can be funded without new sources of capital by utilizing projected cash flow and borrowings under the Company's revolving credit facility. The Company's ability to fund investment activities in future periods may be significantly affected by

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the results obtained from investments made in 1997. Cash flow is projected to increase significantly during the latter part of the year when EI 65 and EC 378 are expected to be on-line. Forecasted combined initial production rates for the three wells on these two properties would result in more than a 200% increase in the Company's oil and gas production, in net equivalent units. However, these properties have not produced before and the projected on-line dates and production rates may not be achieved. Failure of these properties to perform as expected could impair the Company's borrowing capacity as well as its cash flow. If conditions warrant, the Company may consider raising additional capital through issuance of debt or equity securities. Should the Company undertake a large acquisition, issuing such securities or monetizing assets would likely be required to fund the transaction.

Changes In Prices

The Company's revenue, cash flow, and the value of its oil and gas properties have been, and will continue to be, affected by changes in oil and natural gas prices. The Company's ability to maintain current borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent on oil and natural gas prices. As such, changes in oil and gas prices can significantly affect the amount of the Company's capital expenditures. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. The Company periodically enters into derivatives transactions in order to hedge against the volatility of product prices. Although the Company enters into such agreements to limit exposure to price decreases, the agreements may also limit the Company's ability to benefit from significant price increases on the contract volumes. Effective July 1, 1996, the Company entered into a crude oil swap agreement with a contract volume of 10,000 barrels per month through December 31, 1997. This agreement provides for cash settlement of the differential between the $18.32 per barrel contract price and the average closing NYMEX crude oil price during each month. The Company has also entered into a crude oil collar arrangement effective for calendar 1997 on 10,000 barrels per month. This agreement provides for the cash settlement of the differential between the monthly average closing NYMEX price and the contract floor of $19.50 per barrel or the contract ceiling of $24.35 per barrel, if the average monthly NYMEX price falls outside of the range defined by such contract floor and contract ceiling. The Company has also entered into a natural gas collar arrangement for the seven-month period commencing October 1, 1997, for a contract volume of 450,000 MMBTU per month. Under this arrangement, the applicable NYMEX floor and ceiling prices on which settlements will be based vary by month, and average $2.094 and $2.536, respectively, over the contract term. In conjunction with entering into this collar, the Company acquired call options on an equivalent volume of natural gas for the contract period at varying strike prices $.29 above the respective contract ceilings provided for under the collar. Any gain or loss realized on these agreements is included as a component of sales in the month of production.

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

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES


                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Company's annual meeting of shareholders held on April 28, 1997, were solicited pursuant to Regulation 14A during the quarter ended June 30, 1997. There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected. The following is a summary of the matters voted upon at such meeting and the number of votes cast for, against and abstentions:

                                                    NUMBER OF VOTES CAST
                                          FOR            AGAINST         ABSTAIN
         Election of Directors
          J. Paul Hellstrom             6,593,946             -           4,575
          Howard L. Boigon              6,593,946             -           4,575

         Ratify selection of Arthur
          Andersen LLP as auditors      6,590,973          4,200          3,348

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS

  2.1 -- Agreement and Plan of Merger between Sterling Energy Corporation, Basin Energy, Inc. and Basin Exploration, Inc. dated October 13, 1994/7/
  2.2 -- Plan of Merger between Basin Sterling, Inc. and Basin Exploration, Inc. dated November 22, 1994/8/
  2.3 -- Plan of Merger between Basin Operating Company and Basin Exploration, Inc. dated December 14, 1994/8/
  3.1 -- Restated Certificate of Incorporation of Basin./2/
  3.2 -- Restated Bylaws of Basin./2/
  4.1 -- Common Stock Certificate of Basin./2/
 10.1 -- Equity Incentive Plan as amended April 28, 1997./13/
 10.3 -- Key Employee Participation Plan./2/
 10.4 -- Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith./3/
 10.5 -- Gulf Coast Geoscientist Overriding Royalty Interest Plan dated November 30, 1995./10/
 10.6 -- Form of Rights Agreement dated as of February 24, 1996, between Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as Rights Agent./9/
 10.7 -- Performance Shares Plan approved February 4, 1997./12/
 10.8 -- Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon./10/
 10.9 -- Employment Agreement dated August 28, 1995 between Basin Exploration, Inc. and Samuel D. Winegrad./10/
10.10 -- Employment Agreement dated June 28, 1995 between Basin Exploration, Inc. and Neil L. Stenbuck./10/
10.11 -- Employment Agreement dated November 10, 1995 between Basin Exploration, Inc. and David A. Pustka./10/
10.12 -- Employment Agreement dated February 23, 1996 between Basin Exploration, Inc. and Thomas J. Corley./12/
10.13 -- Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration, Inc., as New Tenant, and FC Tower Property Partners, L.P., as Landlord./9/

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES


10.14 -- First Supplement to Amended Mortgage, Security Agreement,
         Assignment, Financing Statement and Fixture Filing dated May 8, 1995 by and between Basin Exploration, Inc. and Basin Gas Ltd. to NationsBank of Texas, N.A., as successor collateral agent for the benefit of Colorado National Bank, Union Bank and NationsBank of Texas, N.A./8/

10.15 -- Second Supplement to Amended Mortgage, Security Agreement,
         Assignment, Financing Statement and Fixture Filing dated May 8, 1995 by and between Basin Exploration, Inc., and Basin Gas Ltd. to NationsBank of Texas, N.A. in its capacity as the successor collateral agent for the benefit of Colorado National Bank, Union Bank and NationsBank of Texas, N.A./10/

10.16 -- Agreement for Purchase and Sale of Assets (Monetization) dated
         February 24, 1996 by and between Basin Exploration, Inc., HS Resources, Inc. and Orion Acquisition, Inc./7/

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

10.18 -- Lease of Office Space dated September 25, 1992, between Brookfield Republic Inc. and Basin Operating Company, as amended/4/+/

10.19 -- First Lease of Additional Office Space dated as of December 1, 1994, between Brookfield Republic, Inc. and Basin Operating Company./6/+/

10.20 -- Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A./11/

10.21 -- Purchase and Sale Agreement dated February 13, 1997, between Hall-Houston Oil Company et al as Sellers and Basin Exploration, Inc. as Buyer./12/+/

10.22 -- First Amendment of Amended and Restated Credit Agreement dated
         August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A. dated June 11, 1997/1/

   21 -- Subsidiaries./12/

   27 -- Financial Data Schedule/1/

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

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES


13 Filed as an Exhibit to Form 10-Q filed on May 15, and incorporated herein by reference.

+    Confidential treatment has been granted for portions of these Exhibits.





(b) Reports on Form 8-K

None

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BASIN EXPLORATION, INC.
                                               (Registrant)


      Date: August 12, 1997              By:/S/ NEIL L. STENBUCK
                                            ------------------------------------
                                                Neil L. Stenbuck
                                                Chief Financial Officer



      Date: August 12, 1997              By:/S/ JAMES A. TUELL
                                            ------------------------------------
                                                James A. Tuell
                                                Controller
                                                (Principal Accounting Officer)

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                                Index to Exhibits


EXHIBIT NUMBERS                          EXHIBITS

10.22    First Amendment of Amended and Restated Credit
         Agreement dated August 6, 1996 between the Company and
         Colorado National Bank, Union Bank of California, N.A.
         and NationsBank of Texas, N.A. dated June 11, 1997

27       Financial data schedule