Form 10-Q
period 1997-09-30
BASIN EXPLORATION INC
filed 1997-10-09
CIK 827795

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            (Mark One)

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1997

                                      OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                        Commission File Number 0-20125

                           BASIN EXPLORATION, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                             84-1143307
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

           370 17TH STREET, SUITE 3400, DENVER, CO        80202
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

                             YES   X    NO
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                     Outstanding at
                     Class                         September 30, 1997
          ----------------------------             ------------------
          Common stock, $.01 par value              10,756,774 shares

                           BASIN EXPLORATION, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
   Item 1. Consolidated Financial Statements

               Consolidated Statements of Operations for the
                three and nine months ended September 30, 1997 and 1996      3

               Consolidated Balance Sheets as of
                September 30, 1997 and December 31, 1996                     4

               Consolidated Statements of Cash Flow for the
                nine months ended September 30, 1997 and 1996                5

               Consolidated Statements of Changes in
                 Stockholders' Equity                                        6

               Note to Consolidated Financial Statements                     7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                  17

EXHIBIT INDEX                                                               18

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE THREE MONTHS      FOR THE NINE
                                                                               ENDED              MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Oil sales...........................................................  $   2,737  $   2,064  $   6,720  $   9,103
  Gas sales...........................................................      4,139        522      5,910      6,065
  Gain on sale of assets..............................................     --         --         --         22,472
  Interest and other..................................................         30        429        254        631
                                                                        ---------  ---------  ---------  ---------
                                                                            6,906      3,015     12,884     38,271
                                                                        ---------  ---------  ---------  ---------
Costs and Expenses:
  Lease operating expenses............................................      1,029        819      3,065      3,823
  Production taxes....................................................        258        283        893      1,482
  Depreciation, depletion and amortization............................      2,979      1,081      5,375      6,551
  General and administrative, net.....................................        838        802      2,441      3,014
  Interest expense....................................................        316         27        487      2,245
                                                                        ---------  ---------  ---------  ---------
                                                                            5,420      3,012     12,261     17,115
                                                                        ---------  ---------  ---------  ---------
Income before income taxes............................................      1,486          3        623     21,156
Income tax provision..................................................       (520)        (1)      (218)    (5,695)
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $     966  $       2  $     405  $  15,461
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Earnings per share....................................................  $    0.09  $    0.00  $    0.04  $    1.44
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted Average Common Shares Outstanding............................     10,757     10,701     10,720     10,700
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
                                                                                             (IN THOUSANDS,
                                                                                           EXCEPT SHARE DATA)
                                                      ASSETS

Current Assets:
  Cash and equivalents..............................................................   $     1,314    $    22,023
  Accounts receivable...............................................................         6,488          5,108
  Stockholder note receivable.......................................................           559            559
  Prepaids and other................................................................         3,783          2,203
                                                                                      -------------  -------------
                                                                                            12,144         29,893
                                                                                      -------------  -------------
Property and Equipment, at cost:
  Oil and gas properties, under the full cost method of accounting
    Proved..........................................................................       129,345         78,641
    Unproved........................................................................        10,733          9,822
  Less accumulated depreciation, depletion and amortization.........................       (41,273)       (36,581)
                                                                                      -------------  -------------
                                                                                            98,805         51,882
  Furniture and equipment, net......................................................         2,165          2,918
                                                                                      -------------  -------------
                                                                                           100,970         54,800
                                                                                      -------------  -------------
Other Assets:.......................................................................           136            264
                                                                                      -------------  -------------
                                                                                       $   113,250    $    84,957
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses.............................................   $    11,919    $     7,469
  Accrued ad valorem taxes..........................................................         2,192          2,040
  Income taxes payable..............................................................            42          1,000
  Current portion of long-term debt.................................................           150            206
                                                                                      -------------  -------------
                                                                                            14,303         10,715
                                                                                      -------------  -------------
Long-term Debt, net of current portion..............................................        23,092            218
Ad Valorem Taxes and Other..........................................................         1,109            513
Deferred Income Taxes...............................................................         5,412          4,760
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized, no shares
    issued and outstanding..........................................................       --             --
  Common stock, par value $.01 per share, 50,000,000 shares authorized, 10,813,000
    and 10,757,000 shares issued, respectively......................................           108            108
  Additional paid-in capital........................................................        59,401         59,219
  Retained earnings.................................................................         9,961          9,556
  Common stock held in treasury, at cost, 56,000 shares.............................          (136)          (132)
                                                                                      -------------  -------------
                                                                                            69,334         68,751
                                                                                      -------------  -------------
                                                                                       $   113,250    $    84,957
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                     BASIN EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                             FOR THE NINE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $      405  $   15,461
  Adjustments to reconcile net income to net cash provided by operating activities--
    Gain on sale of assets................................................................      --         (22,472)
    Depreciation, depletion and amortization..............................................       5,375       6,551
    Deferred income tax provision.........................................................         652       3,695
    Stock compensation expense............................................................         182          81
    Other, net............................................................................          (3)        116
    Changes in operating assets and liabilities--
      Decrease (increase) in--
        Restricted cash...................................................................      --             (55)
        Receivables.......................................................................        (803)      5,000
        Prepaids and other................................................................      (1,456)     (2,229)
      (Decrease) increase in--
        Accounts payable and accrued expenses.............................................        (593)     (1,826)
        Ad valorem taxes and other........................................................         748      (1,834)
        Income taxes payable..............................................................        (958)      2,000
                                                                                            ----------  ----------
    Net cash provided by operating activities.............................................       3,549       4,488
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions.......................................................................     (47,267)    (25,694)
  Proceeds from sale of property and equipment............................................         195     125,135
                                                                                            ----------  ----------
    Net cash provided by (used in) investing activities...................................     (47,072)     99,441
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt..........................................      30,000       8,047
  Principal payments on notes payable and long-term debt..................................      (7,182)    (84,806)
  Purchase of treasury stock and options..................................................          (4)        (37)
  Issuance of common stock................................................................      --              84
                                                                                            ----------  ----------
    Net cash provided by (used in) financing activities...................................      22,814     (76,712)
                                                                                            ----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS...............................................     (20,709)     27,217
CASH AND EQUIVALENTS, beginning of period.................................................      22,023       1,613
                                                                                            ----------  ----------
CASH AND EQUIVALENTS, end of period.......................................................  $    1,314  $   28,830
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................................................  $      285  $    2,300
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Cash paid for income taxes..............................................................  $      958  $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH SEPTEMBER 30, 1997

                                                              COMMON STOCK       ADDITIONAL        TREASURY STOCK        RETAINED
                                                         ----------------------    PAID-IN    ------------------------   EARNINGS
                                                          SHARES      AMOUNT       CAPITAL      SHARES       AMOUNT      (DEFICIT)
                                                         ---------  -----------  -----------  -----------  -----------  -----------
                                                                                       (IN THOUSANDS)
BALANCES, January 1, 1996..............................     10,724   $     107    $  59,288          (32)   $     (94)   $  (6,014)
  Issuance and vesting of restricted stock and stock
    options............................................         33           1          181       --           --           --
  Purchase of treasury stock and options...............     --          --             (250)         (24)         (38)      --
    Net income.........................................     --          --           --           --           --           15,570
                                                         ---------       -----   -----------         ---        -----   -----------
BALANCES, December 31, 1996............................     10,757         108       59,219          (56)        (132)       9,556
  Issuance and vesting of restricted stock.............         56      --              182       --           --           --
  Purchase of treasury stock...........................     --          --           --           --               (4)      --
    Net income.........................................     --          --           --           --           --              405
                                                         ---------       -----   -----------         ---        -----   -----------
BALANCES, September 30, 1997...........................     10,813   $     108    $  59,401          (56)   $    (136)   $   9,961
                                                         ---------       -----   -----------         ---        -----   -----------
                                                         ---------       -----   -----------         ---        -----   -----------

                                                            TOTAL
                                                         STOCKHOLDERS'
                                                            EQUITY
                                                         ------------

BALANCES, January 1, 1996..............................   $   53,287
  Issuance and vesting of restricted stock and stock
    options............................................          182
  Purchase of treasury stock and options...............         (288)
    Net income.........................................       15,570
                                                         ------------
BALANCES, December 31, 1996............................       68,751
  Issuance and vesting of restricted stock.............          182
  Purchase of treasury stock...........................           (4)
    Net income.........................................          405
                                                         ------------
BALANCES, September 30, 1997...........................   $   69,334
                                                         ------------
                                                         ------------

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of September 30, 1997 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Basin is a domestic independent oil and gas company that conducts exploration activities in the shallow waters of the Gulf of Mexico and acquisition and exploitation operations in the Gulf of Mexico and selected areas onshore.

    The Company commenced operations in 1981 and completed an initial public offering of its common stock in 1992. From its inception through 1991, the Company primarily acquired, developed and exploited properties in the D-J Basin. The Company subsequently expanded into other areas within the Rocky Mountain region and initiated exploration activities. By December 31, 1994, the Company's estimated net proved oil and gas reserves had grown to 247 Bcfe, of which 169 Bcfe, or 68.4%, were located in the D-J Basin.

    During 1995, the Company's capital expenditures on oil and gas properties declined to $16 million, from $67 million the year before, due primarily to the following: (i) a smaller, lower-quality inventory of D-J Basin exploitation projects; (ii) limited success in identifying acquisition opportunities and viable exploration plays in the Company's other Rocky Mountain focus areas; and
(iii) liquidity constraints caused by higher debt levels without a commensurate increase in the Company's revolving line of credit with its bank group (the "Credit Facility"). Each of these factors was exacerbated by depressed regional gas prices.

    In response to these developments, the Company implemented a significant redirection of its business strategy and operations between late-1995 and mid-1996, which included: (i) the addition of new financial, technical and business development members to its senior management; (ii) selling its D-J Basin properties in Colorado for $123.5 million (the "D-J Sales"); (iii) establishment of a Houston-based Gulf of Mexico exploration team through the hiring of senior geoscientists and petroleum engineers with substantial experience operating in the shallow waters of the Gulf of Mexico; and (iv) a substantial reduction in corporate general and administrative overhead. Since the D-J Sales, Basin has significantly increased its proved reserves and production base through successful Gulf of Mexico drilling activity and acquisitions, and it has established a sizeable inventory of Gulf of Mexico leaseholds and prospects for future exploratory drilling.

    The first production resulting from Gulf of Mexico activities was achieved in August 1997 when Basin brought on-line two wells on Eugene Island Block 65, which the Company had drilled earlier in the year. As a result, the Company's average net daily production increased from 11.3 MMcfe per day during the first half of 1997 to 43.6 MMcfe per day in September 1997, which included the first full month of production from Eugene Island Block 65. At September 30, 1997, the Company owned interests in five additional Gulf of Mexico wells that were being completed or were temporarily suspended pending additional development. Four of such wells are expected to commence production shortly before or during the first quarter of 1998. The fifth well is expected to commence production after mid-1998. The Company's cash flow has increased significantly since commencement of production at Eugene Island Block 65 and is expected to increase further as these additional Gulf of Mexico wells are brought on-line.

    During the first nine months of 1997, the Company's capital expenditures totaled approximately $52.3 million, including approximately $27.0 million on exploration and development and $25.3 million on acquisitions of proved properties and exploratory leaseholds. The Company currently estimates that it will invest between $60 million and $80 million on exploration and development activities between October 1, 1997 and the end of 1998, and will also continue to seek to acquire properties with proved reserves and exploitation or exploration potential.

    The Company filed a prospectus dated October 2, 1997 and a prospectus supplement dated October 9, 1997 covering the public sale of 2.5 million shares of its common stock through an underwritten offering

(the "Offering"). Basin will use the net proceeds of the Offering, if consummated, to repay amounts borrowed under its Credit Facility and increase working capital. The Company believes that projected cash flow from operations, together with working capital and borrowing capacity, each as adjusted for the Offering, will be sufficient to fund its operations and capital expenditures through the end of 1998. If the Offering is not consummated, the Company may consider alternate financings or a reduction of its planned capital investments.

RESULTS OF OPERATIONS

    Basin's revenue and results of operations are significantly affected by changes in oil and gas prices. Assuming level production, the Company's total revenue would generally be higher in the first and fourth quarters due to higher natural gas prices typically resulting from greater demand during colder months. In addition, because the Company's operations were focused in the D-J Basin prior to 1996, period-to-period comparisons of results of financial data may not be meaningful or indicative of future results. The following discussion should be read in conjunction with Basin's Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    REVENUE. Revenue for the three months ended September 30, 1997, was $6.9 million, an increase of $3.9 million, or 129%, as compared to the same period in 1996. Revenue for the nine months ended September 30, 1997, of $12.9 million represented a decrease of $2.9 million, or 18%, from amounts reported for the same period in 1996, excluding a $22.5 million gain recognized in connection with the D-J Sales in the second quarter of 1996. The following table reflects the Company's average realized oil and gas prices, including the effects of hedging, and its average daily oil and gas production for the periods presented:

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                -----------------------------------  -----------------------------------
                                                  1997       1996       % CHANGE       1997       1996       % CHANGE
                                                ---------  ---------  -------------  ---------  ---------  -------------
Average price:
  Oil (per Bbl)...............................  $   18.59  $   21.10          (12)   $   18.88  $   19.55           (3)
  Gas (per Mcf)...............................  $    2.45  $    1.22          101    $    2.37  $    1.39           71

Average daily production:
  Oil (Bbl)...................................      1,600      1,064           50        1,304      1,699          (23)
  Gas (Mcf)...................................     18,353      4,664          294        9,121     15,886          (43)
  Mcfe........................................     27,953     11,048          153       16,945     26,080          (35)

    The increase in average daily production for the three months ended September 30, 1997 was attributable to the commencement of production from two wells on Eugene Island Block 65 in the Gulf of Mexico in mid-August 1997. Production from these two wells averaged 26,747 Mcf and 858 Bbl of condensate, or 31,895 Mcfe, per day net to Basin's interest during September 1997, the wells' first full month of production, and for the quarter totaled 1,557 MMcfe, impacting average daily production for the full quarter by 17,305 Mcfe. The decrease in average daily production for the nine months ended September 30, 1997 was primarily attributable to the D-J Sales. In the two transactions comprising the D-J Sales, the Company sold all of its assets in the D-J Basin. As of December 31, 1995, these assets represented approximately two-thirds of the Company's producing wells and 70% of its proved oil and gas reserves. In conjunction with the second transaction, which closed in June 1996, the Company recognized a $22.5 million gain. Excluding the production and sales from such D-J Basin properties, average oil and gas prices and average daily oil and gas production for the nine months ended September 30, 1997 and 1996 were:

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                 -------------------------------------
                                                                   1997       1996        % CHANGE
                                                                 ---------  ---------  ---------------
Average price:
  Oil (per Bbl)................................................  $   18.88  $   20.35            (7)
  Gas (per Mcf)................................................  $    2.37  $    1.20            98

Average daily production:
  Oil (Bbl)....................................................      1,304      1,168            12
  Gas (Mcf)....................................................      9,121      4,909            86
  Mcfe.........................................................     16,945     11,917            42

    LEASE OPERATING EXPENSES. Lease operating expenses for the three and nine months ended September 30, 1997, were $1.0 million and $3.1 million, representing an increase of $0.2 million, or 26%, and a decrease of $0.8 million, or 20%, respectively, compared to the same periods in 1996. Production costs per Mcfe produced during the three and nine months ended September 30, 1997, were $0.40 and $0.66, compared to $0.81 and $0.54, respectively, in 1996. The higher costs per Mcfe during the nine months ended September 30, 1997 were caused primarily by the increased portion of the Company's total active wells in the Rocky Mountain region after the D-J Sale that are oil wells, with typically higher unit operating costs, and the contribution from Eugene Island Block 65 for a relatively small portion of the nine-month period. The lower costs per Mcfe during the three months ended September 30, 1997 were due to a contribution from Eugene Island Block 65 for approximately one-half of the period.

    PRODUCTION TAXES. Production taxes for the three and nine months ended September 30, 1997, were $0.3 million and $0.9 million, decreases of $25,000, or 9%, and $0.6 million, or 40%, respectively, compared to the same periods in 1996. Production taxes as a percent of oil and gas sales for the three and nine months ended September 30, 1997 were 3.8% and 7.1%, compared to 10.9% and 9.8%, respectively, in 1996. The lower average tax rates were due to a portion of sales occurring in federal waters offshore where production taxes do not apply following the commencement of production from Eugene Island Block 65. The proportionate impact of this is greater for the recent three-month period than for the nine-month period.

    DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 1997, was $3.0 million and $5.4 million, representing an increase of $1.9 million, or 175%, and a decrease of $1.2 million, or 18%, respectively, compared to the same periods in 1996. These variances are primarily attributable to variations in production volumes in 1997 as compared to the same periods in 1996. The depletion rate of $1.01 per Mcfe produced in the nine months ended September 30, 1997 increased from $0.82 per Mcfe average depletion rate during the same 1996 period, due primarily to additions of proved reserves in 1997 at higher costs than the Company's historical average.

    GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and nine months ended September 30, 1997 were $0.8 million and $2.4 million, respectively, reflecting an increase of $36,000 or 4%, and a decrease of $0.6 million, or 19%, respectively, compared to the same periods in 1996. The decrease in the nine months ended September 30, 1997 resulted primarily from staff reductions made during the first half of 1996 and related reductions in office rent expense attributable to the Company's relocation to smaller space in the second half of 1996.

    INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 1997 was $0.3 million and $0.5 million, representing an increase of $0.3 million, and a decrease of $1.8 million, or 78%, respectively, compared to the same periods in 1996. The variances were principally attributable to changes in average borrowings as a result of asset sales consummated during 1996 and the redeployment of capital in 1997, as summarized below:

                                                        THREE MONTHS
                                                           ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                      ----------------   ------------------
                                                        1997     1996     1997       1996
                                                      --------   -----   -------   --------
Average borrowings (in thousands)...................  $18,255    $663    $8,625    $34,080
Average interest rate on borrowings.................      6.5%    6.3%      6.7%       8.0%

    INCOME TAX PROVISION. The income tax provision for 1997 approximates the amount that would be calculated by applying statutory income tax rates to the income before income taxes. The differences between the income tax provisions for the three and nine months ended September 30, 1996, and the amounts which would be calculated by applying statutory income tax rates to income before income taxes are due primarily to reversal of a previously established $2.2 million deferred tax asset valuation allowance. The current provision for income taxes was decreased, and the deferred provision was increased, by approximately $0.6 million in both the three-month and nine-month periods ended September 30, 1997, due to a change in estimate of current taxes payable for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's principal sources of capital have been cash flow from operations, a revolving line of credit established with a group of banks, proceeds from asset sales, and proceeds from sales of common stock. The Company's principal uses of capital have been for the exploration, acquisition, development and exploitation of oil and gas properties.

    In the D-J Sales, the Company sold its D-J Basin assets for a total of $123.5 million in two transactions in March and June, 1996, respectively. A portion of the proceeds from the D-J Sales was used to repay substantially all of the Company's debt and as of June 30, 1996, the Company had $24.9 million of net working capital, including $37.6 million of cash, and long-term debt of $0.4 million. The Company has funded subsequent capital expenditures with the beginning working capital, net borrowings under its Credit Facility and cash flow from operations.

    As of September 30, 1997, the Company had a working capital deficit of $2.2 million. On the same date, borrowings under the Company's Credit Facility totaled $23 million, leaving unutilized capacity under the line of $9.5 million. The borrowing base is scheduled to be redetermined as of November 1, 1997 and the Company anticipates that it will be increased from the current level of $32.5 million at that time.

    The Company filed a prospectus dated October 2, 1997 and a prospectus supplement dated October 9, 1997 covering the public sale of 2.5 million shares of its common stock through an underwritten offering. Basin will use the net proceeds of the Offering, if consummated, to repay amounts borrowed under its Credit Facility and increase working capital. The Company believes that projected cash flow from operations, together with working capital and borrowing capacity, each as adjusted for the Offering, will be sufficient to fund its operations and capital expenditures through the end of 1998. If the Offering is not consummated, the Company may consider alternate financings or a reduction of its planned capital investments.

    PRODUCTION AND CASH FLOW. The D-J Basin properties represented approximately 70% of the Company's oil and gas reserves and production as of December 31, 1995. In each of the next four fiscal quarters after the divestitures (covering the period from July 1, 1996 through June 30, 1997), the Company's net production of oil and gas was approximately 1.0 Bcfe, or 11,000 Mcfe per day. For the same period, net cash flow before working capital changes ranged from $0.4 million to $2.2 million per quarter and averaged $1.3 million per quarter, varying primarily with oil and gas price levels. The flat oil and gas production during this period reflected modest capital expenditures on Rocky Mountain exploitation projects which offset natural declines on producing properties. More significant investments were made in Gulf of Mexico exploration, development, and acquisition activities that did not begin to impact production and cash flow until the middle of the third quarter of 1997.

    During the quarter ended September 30, 1997, the Company's production increased by approximately 160%, to 2.6 Bcfe, or approximately 28,000 Mcfe per day, and net cash flow from operations before changes in working capital increased to $5.0 million, primarily due to commencement of production from two wells that the Company drilled and completed earlier in the year on Eugene Island Block 65. From commencement of production on August 11, 1997 through September 30, 1997, combined gross production from these two wells averaged 45.9 MMcf and 1,367 Bbl of condensate per day. Through an acquisition, the Company increased its before pay-out net revenue interest ("NRI") in Eugene Island Block 65 from 50.9% in August 1997 to 58.2% beginning September 1997. The Company's NRI will increase to 62.3% upon reaching project payout.

    The Company anticipates that its net production in the fourth quarter of 1997 will exceed net production in the third quarter of 1997, primarily due to an expected full quarter's contribution from the Eugene Island Block 65 property. As of September 30, 1997, the Company also owned interests in five other Gulf of Mexico discovery wells (one of which Basin acquired after the well was drilled) that are expected to be brought on-line in the near future. The Company expects that four wells, one each on East Cameron Block 378 (38.6% NRI), Eugene Island Block 49 (80.8% NRI), Eugene Island Block 83 (48.5% NRI), and West Cameron Block 56 (49.8% NRI), will commence production shortly before or during the first quarter of 1998. A well on West Delta Block 122 (17.7% NRI) is expected to begin producing after mid-1998.

    The Company expects that its future net cash flow will be determined substantially by production levels and oil and gas prices, since it does not expect operating costs to rise proportionally with increased production. Certain costs per unit of production have improved recently as the Company has commenced production in the Gulf of Mexico, and are expected to continue to improve as additional Gulf of Mexico production is brought on-line. Production taxes are not applicable to properties in federal waters. Lease operating expenses per unit tend to be significantly lower in the Gulf of Mexico than for the Company's Rocky Mountain properties, especially for flush production from relatively new Gulf of Mexico wells and the Company does not expect its general and administrative expenses to increase significantly as Gulf of Mexico production increases.

    MARKETING AND HEDGING TRANSACTIONS. The Company's production is generally sold under month-to-month contracts at prevailing prices. From time-to-time, however, as conditions are deemed to warrant, Basin has entered into hedging transactions or fixed price sales contracts for a portion of its oil and gas production. The purpose of these transactions is to limit the Company's exposure to future oil and gas price declines and achieve a more predictable cash flow. Such contracts also limit the benefits the Company would realize if prices increase.

    Basin has entered into hedging contracts for the contract volumes, average NYMEX crude oil prices, and time periods summarized below:

             FIXED PRICE OR
BBLS/MONTH    COLLAR RANGE      TIME PERIOD
-----------  ---------------  ----------------
    10,000       $18.32         10/97-12/97
    10,000    $19.50-$24.35     10/97-12/97
    10,000       $23.45         11/97-01/98(1)
    10,000       $21.30         11/97-10/98

------------------------

(1) The counterparty to this contract has an option to extend the time period for this hedge for six months on January 30, 1998

    Basin has also entered into a gas collar arrangement covering 450,000 MMBtu per month for the months of October 1997 through April 1998, but the Company concurrently has call options on an equivalent volume of gas, which limit the amount of potential price increases that might otherwise be foregone due to the collar ceiling. The gas collar's NYMEX floor and ceiling prices vary by month over the seven-month term, averaging $2.094 and $2.536, respectively, and the Company's call option for each month is at a strike price $0.29 above the applicable contract ceiling price.

    CREDIT FACILITY. The Credit Facility, with a bank group led by NationsBank of Texas, N.A. provides for the interest rate on borrowings to be determined by reference to either NationsBank's prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The Credit Facility provides for borrowings to be revolving loans until August 1, 1999, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility has been amended to extend the revolving period. The borrowing base under the revolving Credit Facility, established at $32.5 million in June 1997, is scheduled to be redetermined as of November 1, 1997 and generally at six-month intervals thereafter until converted into a term loan. Until the next borrowing base redetermination, if borrowings under the line of credit exceed $25 million, the applicable interest rate will be increased by 0.5%. Due to commencement of production on Eugene Island Block 65 and the addition of proved reserves since the last redetermination date, management anticipates that the borrowing base will be increased upon redetermination. At September 30, 1997, the principal balance outstanding under the facility was $23 million. The Credit Facility contains various covenants, including ones that could limit the Company's ability to incur debt, dispose of assets, pay dividends, or repurchase stock.

    CAPITAL EXPENDITURES. Since the beginning of 1996, Basin has focused its exploration activities in the shallow waters of the Gulf of Mexico, primarily off the coast of Louisiana. The Company's acquisition, development, and exploitation activities target opportunities in the vicinity of the Company's Gulf of Mexico exploration activities, in the Rocky Mountain region where Basin has a substantial existing base of proved reserves and producing wells, and in certain other major domestic producing basins where Basin believes significant upside potential exists.

    The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition. The Company estimates its capital expenditures for exploration, development and exploitation will be approximately $45 million in 1997. Although the Company does not specifically budget for acquisitions of properties with proved and probable reserves, such acquisitions are pursued as an integral part of the Company's overall business strategy. During the first nine months of 1997, Basin completed approximately $20 million of acquisitions. Including acquisitions to date, estimated capital expenditures for 1997 will total approximately $65 million, subject to potential increase for additional acquisitions or acceleration of development of additional exploratory discoveries.

    The Company's capital expenditures totaled approximately $52.3 million during the first nine months of 1997. Of this amount, the Company invested $6.0 million in Rocky Mountain properties, primarily for development and exploitation operations, and $46.3 million in properties and activities in the Gulf of Mexico. The Gulf of Mexico investments included approximately $18 million for two acquisitions of proved and probable reserves. The balance of expenditures in the Gulf of Mexico was primarily for: acquisition of seismic data and leaseholds; the drilling of nine wells, one of which was in progress at the beginning of the year and one of which was in progress at the end of the period; completion operations on six wells, not all of which were completed by the end of the quarter; and production facilities for Eugene Island Block 65, which commenced production in August 1997, and Eugene Island Block 83, where such facilities will be installed to develop a successful exploratory well that the Company recently drilled.

    Anticipated capital expenditures in the fourth quarter of 1997 primarily relate to: drilling activities in the Gulf of Mexico, including participation in one well in progress at September 30, 1997 and two to four additional wells that may be commenced during the quarter; development operations to complete and tie-in four productive wells on East Cameron Block 378, Eugene Island Block 49, Eugene Island Block 83, and West Cameron Block 56, respectively; and continued exploitation of the Company's Rocky Mountain properties.

    Excluding acquisitions, Basin currently estimates that capital expenditures in 1998 will be between $45 million and $65 million. This estimate is based on assumptions of making investments in seismic data and leaseholds in 1998 comparable to 1997, a preliminary target of participating in 12 to 15 Gulf of Mexico exploratory wells, assumptions and estimates with regard to discoveries on a portion of the exploratory wells and costs for related development, and planned development of existing proved reserves. Although several locations have been identified for planned 1998 exploratory drilling, a significant portion of the anticipated 1998 exploration budget currently is unallocated. The Company also intends to continue to pursue acquisitions of properties with proved and probable reserves, with the expectation that these efforts will result in potentially significant investment activity. The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. As a result, actual capital expenditures may vary significantly from current expectations. In addition, estimated capital expenditures in 1998 might be adjusted if the Offering is not consummated.

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

                              PART II  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    EXHIBIT
    NUMBER     DESCRIPTION OF EXHIBITS
    -------    -----------------------

     2.1  --   Agreement and Plan of Merger between Sterling Energy Corporation,
               Basin Energy, Inc. and Basin Exploration, Inc. dated October 13,
               1994(7)
     2.2  --   Plan of Merger between Basin Sterling, Inc. and Basin
               Exploration, Inc. dated November 22, 1994(8)
     2.3  --   Plan of Merger between Basin Operating Company and Basin
               Exploration, Inc. dated December 14, 1994(8)
     3.1  --   Restated Certificate of Incorporation of Basin.(2)
     3.2  --   Restated Bylaws of Basin.(2)
     4.1  --   Common Stock Certificate of Basin.(2)
    10.1  --   Equity Incentive Plan as amended April 28, 1997.(13)
    10.3  --   Key Employee Participation Plan.(2)
    10.4  --   Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith.(3)
    10.5  --   Gulf Coast Geoscientist Overriding Royalty Interest Plan dated
               November 30, 1995.(10)
    10.6  --   Form of Rights Agreement dated as of February 24, 1996, between
               Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as
               Rights Agent.(9)
    10.7  --   Performance Shares Plan approved February 4, 1997.(12)
    10.8  --   Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(10)
    10.9  --   Employment Agreement dated August 28, 1995 between Basin
               Exploration, Inc. and Samuel D. Winegrad.(10)
    10.10 --   Employment Agreement dated June 28, 1995 between Basin
               Exploration, Inc. and Neil L. Stenbuck.(10)
    10.11 --   Employment Agreement dated November 10, 1995 between Basin
               Exploration, Inc. and David A. Pustka.(10)
    10.12 --   Employment Agreement dated February 23, 1996 between Basin
               Exploration, Inc. and Thomas J. Corley.(12)
    10.13 --   Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin
               Exploration, Inc., as New Tenant, and FC Tower Property
               Partners, L.P., as Landlord.(9)
    10.14 --   First Supplement to Amended Mortgage, Security Agreement,
               Assignment, Financing Statement and Fixture Filing dated May 8,
               1995 by and between Basin Exploration, Inc. and Basin Gas Ltd.
               to NationsBank of Texas, N.A., as successor collateral agent for the benefit of Colorado National Bank, Union Bank and NationsBank of Texas, N.A.(8)
    10.15 --   Second Supplement to Amended Mortgage, Security Agreement,
               Assignment, Financing Statement and Fixture Filing dated May 8,
               1995 by and between Basin Exploration, Inc., and Basin Gas Ltd.
               to NationsBank of Texas, N.A. in its capacity as the successor collateral agent for the benefit of Colorado National Bank, Union Bank and NationsBank of Texas, N.A.(10)
    10.16 --   Agreement for Purchase and Sale of Assets (Monetization) dated
               February 24, 1996 by and between Basin Exploration, Inc., HS
               Resources, Inc. and Orion Acquisition, Inc.(7)
    10.17 --   Agreement for Purchase and Sale of Assets (Wattenberg), dated
               February 24, 1996 by and between Basin Exploration, Inc., HS
               Resources, Inc. and Orion Acquisition, Inc.(7)
    10.18 --   Lease of Office Space dated September 25, 1992, between
               Brookfield Republic Inc. and Basin Operating Company, as amended(4)+
    10.19 --   First Lease of Additional Office Space dated as of December 1,
               1994, between Brookfield Republic, Inc. and Basin Operating
               Company.(6)+
    10.20 --   Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of
               California, N.A. and NationsBank of Texas, N.A.(11)
    10.21 --   Purchase and Sale Agreement dated February 13, 1997, between
               Hall-Houston Oil Company et al as Sellers and Basin Exploration,
               Inc. as Buyer.(12)+

 10.22    --   First Amendment of Amended and Restated Credit Agreement
               dated August 6, 1996 between the Company and Colorado
               National Bank, Union Bank of California, N.A. and
               NationsBank of Texas, N.A. dated June 11, 1997(14)
    21    --   Subsidiaries.(12)
    27    --   Financial Data Schedule(1)
------


   (1)    Filed herewith.

   (2) Filed as an Exhibit to Basin's Registration Statement on Form S-1 as filed on March 17, 1992, Registration No. 33-46486, and incorporated herein by reference.

   (3) Filed as an Exhibit to Amendment No. 1 to Basin's Registration Statement on Form S-1 as filed on April 21, 1992, Registration No. 33-46486, and incorporated herein by reference.

   (4) Filed as an Exhibit to Basin's Registration Statement on Form S-1 as filed on October 25, 1993, Registration No. 33-70802, and incorporated herein by reference.

   (5) Filed as an Exhibit to Form 8-K filed on December 10, 1994, and incorporated herein by reference.

   (6) Filed as an Exhibit to Form 10-K/A-1 filed on June 26, 1995 and incorporated herein by reference.

   (7) Filed as an Exhibit to Form 8-K filed on March 6, 1996, and incorporated herein by reference.

   (8) Filed as an Exhibit to Form 10-K filed on March 28, 1995, and incorporated herein by reference.

   (9) Filed as an Exhibit to Form 8-K filed on February 26, 1996, and incorporated herein by reference.

  (10) Filed as an Exhibit to Form 10-K filed on March 28, 1996, and incorporated herein by reference.

  (11) Filed as an Exhibit to Form 10-Q filed on August 14, 1996, and incorporated herein by reference.

  (12) Filed as an Exhibit to Form 10-K filed on March 31, 1997, and incorporated herein by reference.

  (13) Filed as an Exhibit to Form 10-Q filed on May 15, 1997, and incorporated herein by reference.

  (14) Filed as an Exhibit to Form 10-Q filed on August 12, 1997, and incorporated herein by reference.

  (+) Confidential treatment has been granted for portions of these Exhibits.



  (b) Reports on Form 8-K

None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BASIN EXPLORATION, INC.
                                           (Registrant)


     Date: October 9, 1997            By: /s/ Neil L. Stenbuck
                                          ----------------------------
                                              Neil L. Stenbuck
                                              Chief Financial Officer



     Date: October 9, 1997            By: /s/ James A. Tuell
                                          ----------------------------
                                              James A. Tuell
                                              Controller
                                              (Principal Accounting Officer)

                                    EXHIBIT INDEX

Exhibit
Number                            Exhibit Description
-------                         -----------------------

   27                           Financial Data Schedule