Form 10-K
period 1997-12-31
BASIN EXPLORATION INC
filed 1998-03-31
CIK 827795

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 0-20125

                            BASIN EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   84-1143307
      (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                  Identification No.)


           370 Seventeenth Street, Suite 3400, Denver, Colorado      80202
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes  [ ] No

   As of March 26, 1998, the aggregate market value of the approximate 10,467,300 shares of voting stock held by non-affiliates of the registrant was approximately $210,654,000 based upon the closing sale price of the Common Stock on the Nasdaq Stock Market on March 26, 1998 of $20.13 per share.

   As of March 26 1998, the registrant had 13,819,000 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

   Parts of the following document are incorporated by reference to Part III of this Form 10-K Report: Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders.

================================================================================

                                CROSS-REFERENCE SHEET


PART I                                                            INTERNAL PAGE

     Item 1.   Business                                                    1
     Item 2.   Properties                                                  8
     Item 3.   Legal Proceedings                                          12
     Item 4.   Submission of Matters to a Vote of Security Holders        12

PART II

     Item 5.   Market for the Registrant's Common Stock and               13
               Related Shareholder Matters
     Item 6.   Selected Financial Data                                    14
     Item 7.   Management's Discussion and Analysis of                    15
               Financial Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data                22
     Item 9.   Changes and Disagreements with Accountants                 22
               on Accounting and Financial Disclosure

PART III

     Item 10.  Directors and Executive Officers of the Registrant         22
     Item 11.  Executive Compensation                                     22
     Item 12.  Security Ownership of Certain                              23
               Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions             23
     Item 14.  Exhibits, Financial Statement Schedules                    26
               and Reports on Form 8-K

          For Certain Definitions of terms used herein, see page 24.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future availability of capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, timing and amount of future production of oil and gas, business strategies, operating costs and other expenses, cash flow and anticipated liquidity, prospect development and property acquisitions, marketing of oil and gas, and the impact of Year 2000 compliance requirements. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Company's prospectus dated October 2, 1997 and prospectus supplement dated October 24, 1997, as filed with the Securities and Exchange Commission, in the Marketing, Competition, and Regulation portions of the "Business" section of this report and under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report. Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, downhole drilling and completion risks that are generally not recoverable from third parties or insurance, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, potential mechanical failure or underperformance of individually significant productive wells, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts, actions or inactions of third-party operators of the Company's properties, regulatory developments, and third-party Year 2000 compliance actions. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Basin Exploration, Inc. ("Basin" or the "Company") is engaged in the exploration, acquisition, development and exploitation of oil and gas properties. The Company's properties are located primarily offshore Louisiana in the shallow waters of the Gulf of Mexico and in the Powder River and Green River Basins of Wyoming. As of December 31, 1997, the Company's estimated net proved reserves were 89.5 Bcf of natural gas and 8.2 MMBbl of oil, or 138.5 Bcfe, with an aggregate pre-tax present value of future net revenues of $160.2 million, using 1997 year-end prices held constant and a 10% discount rate.

     In 1996, the Company changed its primary focus from its traditional areas of operation in the Rocky Mountain region to the shallow waters of the Gulf of Mexico. To implement this change in focus, between late-1995 and mid-1996 the Company added senior management and technical personnel, including geoscientists and petroleum engineers with extensive experience in the Gulf of Mexico, and strengthened its balance sheet by selling its D-J Basin properties in Colorado for $123.5 million. The Company's divestment of its D-J Basin assets and its commitment to Gulf of Mexico exploration significantly changed the character and risk profile of its investment activities.

     Since commencing operations in the Gulf of Mexico in 1996, through the end of 1997, the Company has participated in drilling 14 Gulf of Mexico wells, including nine that found apparent commercial hydrocarbons, one of which will require a sidetrack or re-drill due to mechanical problems. The Company has operated 11 of the 14 wells in which it has participated and has retained working interests averaging approximately 53% at the time of drilling. As of year-end 1997, the Company had assembled a Gulf of Mexico leasehold position totaling 122,881 gross acres, or 84,547 net acres, with more than 30 identified potential exploration prospects supported by the Company's interpretations of three-dimensional ("3-D") seismic data. See "PROPERTIES - Present Activities" for information about certain developments subsequent to December 31, 1997.

     During 1997, the Company invested $105.6 million in oil and gas properties, of which approximately 92% related to activities in the Gulf of Mexico. Expenditures related to the Gulf of Mexico were for drilling eleven exploratory wells, nine of which found apparent commercial hydrocarbons, associated completion and development activities, acquisitions of seismic data and exploratory leaseholds, and three acquisitions of proved properties. The proved property acquisitions, which had an aggregate cost of approximately $49 million excluding amounts allocated to unproved properties, increased the Company's interests in one of its new field discoveries and established initial working interests averaging approximately 66% in five other fields in the Gulf of Mexico. Other investments made in 1997 were primarily for exploitation and development of the Company's Rocky Mountain oil and gas properties. Capital expenditures in 1997 were significantly greater than in prior years and resulted in an 80% increase in estimated proved oil and gas reserve quantities and a 63% increase in undeveloped Gulf of Mexico leaseholds during the year. As a result of the large portion of 1997 capital expenditures that related to Gulf of Mexico activities, Gulf of Mexico assets accounted for 59% of the Company's proved reserves at the end of the year, compared to 9% at the beginning of the year, and properties in the Gulf of Mexico contributed 75% of fourth quarter 1997 average daily net production of 43.8 MMcfe, versus 0% of the Company's average daily net production of 11.5 MMcfe in the first quarter of the year.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion regarding the Company's history and current business activities.


BUSINESS STRATEGY

     Basin's business strategy is to generate per share growth in reserves, production, earnings and cash flow through exploration, acquisition and development of oil and gas properties. The Company implements this strategy through the following:

     EXPLORE IN THE SHALLOW WATERS OF THE GULF OF MEXICO. Basin's exploration activities are currently focused primarily in the shallow waters on the Outer Continental Shelf ("OCS") of the Gulf of Mexico. The Company believes that this region has significant remaining undiscovered reserves and that the combination of substantial existing infrastructure and the effectiveness of 3-D seismic data will reduce exploration risk and enhance project economics.

     CAPITALIZE ON TECHNICAL EXPERTISE. Basin has assembled a team of geoscientists and petroleum engineers with substantial experience and expertise relating to operations in the Gulf of Mexico to generate prospects and evaluate acquisition opportunities in that region. Basin has also added senior management with substantial operating experience outside of the Gulf of Mexico and intends to utilize this in-house capability in conjunction with regionally specialized geoscientists employed by the Company or engaged as consultants to identify and evaluate growth opportunities in selected onshore areas, and to pursue such opportunities through acquisitions of properties or through exploration ventures.

     UTILIZE ADVANCED TECHNOLOGY. Basin makes extensive use of advanced technologies, including 3-D seismic and computer-aided exploration and exploitation ("CAEX") performed on six Landmark workstations, to better define drilling prospects and exploitation opportunities. Basin has licensed more than 350,000 miles of conventional 2-D seismic data and approximately 250 lease blocks of 3-D seismic data covering portions of the Gulf of Mexico.

     BALANCE SIZE AND RISK PROFILE OF EXPLORATION TARGETS. Basin seeks to conduct a drilling program that is balanced between large target exploration prospects relative to the Company's existing reserve base and lower-risk, smaller exploration prospects near existing infrastructure, which reduces development costs and expedites commencement of production. This balance is intended to mitigate risk while still gaining exposure to meaningful growth in reserves and production.

     GENERATE PROSPECTS INTERNALLY. Basin's team of geoscientists internally generates prospects using the Company's technical data bases and workstations. The Company believes that internally generating prospects will enable it to retain large working interests and operating control and to either bring in partners on a promoted basis or swap for interests in third-party generated prospects. Although the Company primarily relies on internal generating activities for prospect leads, the Company also evaluates outside-generated opportunities. Several outside-generated prospects have been obtained in conjunction with the originating party's participation in prospects generated by the Company. Basin focuses its current prospect generating activities primarily offshore Louisiana in the near-shore Miocene trends, integrating subsurface geology with a regional grid of 3-D seismic data. The Miocene trend is characterized by geologic structures with favorable reservoir parameters and conditions where subtle hydrocarbon indicators are sometimes apparent.

     OPERATE CORE PROPERTIES. At December 31, 1997, Basin served as operator for properties accounting for more than 65% of the Company's proved reserve quantities. Serving as operator allows the Company to exert greater control over the cost, timing and character of its exploration, development and production activities. Although the Company favors acting as operator, it does participate in outside-operated projects that it deems attractive.

     PURSUE SELECTIVE ACQUISITIONS. Basin actively seeks to acquire interests in proved oil and gas properties with exploration, exploitation or development potential to augment operations in its core areas and to establish positions in new areas. Generally, the Company focuses on acquisition opportunities where it believes it can enhance the value of the acquired assets through one or more of the following means: (i) exploratory drilling; (ii) development drilling; (iii) workovers; (iv) recompletions; (v) fracture stimulation; (vi) secondary recovery operations; and (vii) cost reductions.

     MAINTAIN FINANCIAL FLEXIBILITY. Basin seeks to maintain financial flexibility in order to be able to take advantage of identified investment opportunities. However, the Company anticipates that its capital expenditures are likely to exceed cash flow from operations in the foreseeable future, requiring periodic sales of assets or securities, in addition to utilization of bank debt, in order to provide funds for such investments. At times, preservation or restoration of financial flexibility may be dependent on such sales of assets or securities.

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

     KN Gas Gathering ("KNGG") purchases virtually all of the Company's Powder River Basin gas and natural gas liquids from the Company's operated wells at netback prices similar to other percentage-of-proceeds contracts in the area. The KNGG contract does not have minimum take provisions and thus the Company's realization of proceeds depends on KNGG's ability to find a market for the Company's gas and natural gas liquids. If KNGG were to cease purchasing the Company's gas, the Company believes that it could sell its gas and natural gas liquids to other purchasers and processors in the area, although such sales would require capital expenditures for gathering system modification and might not be on terms as favorable as those characterizing the KNGG sales. The Company does not believe that the loss of KNGG as a purchaser would have a material adverse effect on the Company.

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

     Because of the well-developed transportation infrastructure and the relatively large number of active oil and gas purchasers in the Gulf Coast area, including in the Gulf of Mexico where the Company is conducting exploration and acquisition activities, the Company does not anticipate that it will have difficulty in marketing its production in this region at prevailing spot market prices.

     The Company's gas and natural gas liquids from Gulf of Mexico properties are sold under short-term contracts at market prices to various gas purchasers. These sales may involve delivery of gas to onshore points under the Company's firm and interruptible transportation agreements or sales at the wellhead. Oil from the Company's Gulf of Mexico properties is sold under short-term contracts at market prices. The Company enters into liquids transportation and separation agreements to deliver its crude oil and condensate onshore.

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

     Basin periodically enters into oil and gas price hedging agreements as conditions are deemed to warrant. Such transactions affecting the three year period ended December 31, 1997, or currently in effect with respect to subsequent periods, are described below under "Management's Discussion and Analysis of Financial Condition and Results Of Operations - Liquidity and Capital Resources" and in the Notes to Consolidated Financial Statements.

COMPETITION

     Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage and the acquisition of interests in offshore exploration prospects in the Gulf of Mexico. Major and independent oil and gas companies, as well as individuals and drilling programs, actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. A number of Basin's competitors have financial resources and exploration and development budgets that are substantially greater than those of Basin, which may adversely affect the Company's ability to compete successfully. In addition, many of the Company's larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels, and the application of government regulations. The Company commenced operations in the Gulf of Mexico area during 1996, where it had not previously been active. Competition from major and large independent oil and gas companies is significantly greater in this area than in the Rocky Mountain region, where the Company had conducted all of its previous operations.

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

     REGULATION OF SALES AND TRANSPORTATION OF NATURAL GAS.

     The transportation and sale of natural gas in interstate commerce is regulated under the Natural Gas Act ("NGA"), the Natural Gas Policy Act of 1978 ("NGPA") and regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). The Natural Gas Wellhead Decontrol Act of 1989 deregulated all wellhead gas sales effective January 1, 1993. As a result, Basin's gas sales are not directly regulated.

     After Basin's gas is produced and sold, its interstate transportation and resale is regulated by the FERC. The transportation and resale of natural gas transported and resold within the state of its production is usually regulated by the state involved. Although federal and state regulation of the transportation and resale of Basin's natural gas does not have a material direct impact on Basin, such regulation does have a material impact on the market for Basin's gas and the price Basin receives for its gas.

     Commencing in the mid-1980s and continuing until the present, the FERC has adopted regulations designed to make interstate gas markets flexible and competitive. These regulations now require interstate pipelines to transport natural gas owned by others on a nondiscriminatory basis and have resulted in a flexible and competitive national market for natural gas. Current gas market conditions are a result of how the FERC has chosen to exercise its authority. The FERC retains authority to change these regulations. Basin has no reason to predict changes, but changes in the regulation of interstate gas transportation and resales could have a material impact on the market for Basin's gas production and the price Basin receives for its gas production.

     The FERC has additional regulatory authority over pipelines operating on or across the OCS under the Outer Continental Shelf Lands Act (the "OCSLA"). The OCSLA requires all pipelines to provide open-access, non-discriminatory service. The OCSLA allows the FERC to exempt pipeline facilities meeting a statutory definition of "feeder lines" from the requirements of the OCSLA. The FERC has suggested that the nature of offshore operations and its separate regulatory authority under the OCSLA could justify broadening the definition of "gathering" in the OCS. Gathering is exempt from regulation under the NGA. Basin cannot predict what, if any, change in the regulation of OCS facilities will occur.

     If the FERC decides that it should regulate fewer OCS facilities under the NGA, or if it is determined that the FERC's jurisdiction over crude oil and natural gas transportation on the OCS is more limited than previously asserted, Basin could face higher transmission costs for its OCS natural gas production and, possibly, reduced access to OCS transmission capacity. Upon the successful development of its offshore exploration prospects, Basin expects to own and operate facilities that Basin believes will be gathering lines. If the FERC decides to make it harder to qualify for the NGA gathering exception in the OCS, Basin's OCS facilities could be subject to regulation as interstate pipelines and that regulation could have a material impact on Basin.

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

     STATE AND LOCAL REGULATION OF DRILLING AND PRODUCTION.

     State regulations govern operational matters such as permits and bonds for drilling, reclamation and plugging, spacing and pooling of wells, and reporting requirements. The states in which Basin operates or plans to operate also have a variety of statutes and regulations governing conservation matters, ranging from establishment of maximum rates of production from oil and gas wells to the proration of production to the market demand for oil and gas to the limitation on ceiling prices for gas sold within the state. In 1991, the State of Oklahoma enacted legislation restricting the output of certain high-volume gas wells in response to prevailing low gas prices and the States of Texas and Louisiana have considered similar regulatory initiatives. Any limitation substantially similar to that enacted by Oklahoma would not have a material impact on Basin's current level of production, whether for oil or gas, since Basin's wells subject to state jurisdiction do not produce at a level high enough to meet the threshold for restriction contained in the legislation. However, if similar legislation with lower thresholds were to be enacted in the states in which Basin operates, or if Basin acquires or develops properties in state waters in the Gulf of Mexico or onshore in states such as Texas or Oklahoma having higher levels of production than the historic levels of Basin's Rocky Mountain properties, Basin's ability to market its production could be affected.

     Also in recent years, pressure has increased in states in which the Company has been active to increase regulation of the oil and gas industry at the local government level. Such local regulation in general is aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, such regulation has the potential to delay and increase the cost, or even in some cases to prohibit entirely, the conduct of the Company's drilling activities.

     ENVIRONMENTAL MATTERS.

     The drilling for and production, handling, transportation and disposal of oil and gas and by-products are subject to extensive regulation under federal, state and local environmental laws. In most instances, the applicable regulatory requirements relate to water and air pollution control and solid waste management measures, permitting requirements, or restrictions on operations in environmentally sensitive areas such as coastal zones, wetlands and wildlife habitat. In connection with its acquisitions, Basin generally performs environmental assessments. To the extent environmental liabilities have been identified, such liabilities are not material or the Company has negotiated agreements requiring the sellers of the properties to undertake the required clean-up. Basin has assumed responsibility for some of these matters identified. Environmental assessments have not been performed on all of Basin's properties. To date, expenditures for environmental control facilities and for remediation have not been significant in relation to the results of operations of Basin. Basin believes, however, that the trend toward stricter standards in environmental legislation and regulations is likely to continue. For instance, efforts have been made in Congress to amend the Resource Conservation and Recovery Act to reclassify oil and gas production wastes as "hazardous waste," the effect of which would be to further regulate the handling, transportation and disposal of such waste. If such legislation were to pass, it could have a significant adverse impact on the operating costs of Basin, as well as the oil and gas industry in general.

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

     Offshore leases in the Gulf of Mexico, beyond the limits of state ownership, are administered by the Minerals Management Service of the United States Department of the Interior (the "MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering, construction, safety and operational specifications. The MMS also has regulations restricting the flaring or venting of natural gas. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities.

     The United States Department of Transportation ("DOT"), through its Office of Pipeline Safety, also imposes certain requirements on parties responsible for pipelines and platforms located on the OCS. In October 1995, the MMS indicated its intent to review all of its regulations governing offshore regulations after the MMS and DOT completed a new Memorandum of Understanding regarding the agencies' respective authority over offshore operations. To date, the pertinent regulations have not been implemented.

     The MMS has entered into a series of Memoranda of Understanding with other federal agencies, such as the Environmental Protection Agency, Coast Guard, and Occupational Safety and Health Administration, providing for the MMS to undertake certain inspection and, in some cases, enforcement responsibility for the respective regulatory mandates of these agencies. Those agencies do, however, retain varying degrees of jurisdiction over OCS operations to establish and enforce regulatory requirements.

     To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently exempt from the supplemental bonding requirements of the MMS, but there is no assurance that such exemption will be maintained. In 1997, the MMS modified its regulations to, among other things,
(i) impose the duty on any lessee of an offshore lease to meet end-of-lease obligations if the designated operator is unable to do so, (ii) establish joint and several liability for plugging and abandonment of wells, removal of platforms and other facilities, and clearance of well and platform locations, among OCS lessees, assignees and assignors, thus creating residual liability in certain parties for these obligations, (iii) increase the level of bond coverage for drilling deep stratigraphic test wells and (iv) allow the MMS Regional Director to require, on a case-by-case basis, posting of additional bonds or other security in order to increase the amount of coverage for end-of-lease obligations or certain other operations. These requirements could substantially increase the Company's current bonding liabilities, and could also impact the Company's residual liabilities, both with respect to existing leases acquired from third parties and with respect to leases that it may acquire or dispose of in the future.

     Under certain circumstances, such as significant uncorrected safety violations, the MMS may require any operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

     The MMS has published a notice of proposed rulemaking which, if adopted, would significantly change the current rules governing the value of crude oil for royalty payments on onshore and offshore federal leases. The new proposed valuation rule would retain the concept of gross proceeds for calculating royalties on production sold to third parties in arm's-length transactions. However, oil sold in non-arm's-length contracts would be valued using index pricing method or other benchmarking procedures to determine a deemed arm's-length price. The proposed rules define non-arm's-length sales to include sales to affiliates, certain exchange transactions, sales pursuant to certain call provisions, and other transactions. The breadth of these definitions could cause certain sales by the Company to be impacted and could in some cases require that it pay royalty on a deemed value higher than that which it actually receives for its oil. As of this date, the MMS has not finalized or adopted the proposed rule, and its impact, if any, on the Company is therefore uncertain.

TITLE TO PROPERTIES

     As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to farmout acreage and to onshore undeveloped oil and natural gas leases upon execution of contracts for acquisition of leases. Prior to the commencement of drilling operations, a thorough title examination is conducted and curative work is performed with respect to significant defects. The Company performs complete reviews of title to federal and state offshore lease blocks and onshore producing properties prior to acquisition. To the extent title opinions or other investigations reflect material title defects, the seller of the property, rather than the Company, is typically responsible for curing any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on undeveloped properties, the Company could suffer a loss of its entire investment in the property. The Company has obtained title opinions on substantially all of its producing properties and believes that it has satisfactory title to such properties in accordance with standards generally accepted in the oil and gas industry. The Company's producing properties are mortgaged to its banks or are subject to a negative pledge in connection with its revolving credit facility.

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

     The Company maintains insurance of various types to cover its operations. The Company has $1,000,000 of general liability insurance and an additional $30,000,000 of excess liability insurance. In addition, the Company maintains operator's extra expense coverage which applies to care, custody and control of wells drilled or completed. The Company's insurance does not cover every potential risk associated with the drilling and production of oil and gas. In particular, coverage is not obtainable for certain types of environmental hazards or downhole risks. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations.
Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

ABANDONMENT COSTS

     Basin is responsible for costs associated with the plugging of wells, the removal of facilities and equipment and site restoration on its oil and gas properties, pro rata to its working interest. As of December 31, 1997, the Company's total estimated undiscounted future abandonment costs for properties in federal waters in the Gulf of Mexico were approximately $12.8 million. For onshore properties, salvage values received for equipment are usually sufficient to offset abandonment costs. Estimates of abandonment costs and their timing may change due to many factors, including actual drilling and production results, inflation rates, and changes in environmental laws and regulations. No significant abandonment costs are anticipated to be incurred in 1998. Estimated future abandonment costs are added to net unamortized historical oil and gas property costs for purposes of computing depreciation, depletion and amortization expense charges.

EMPLOYEES

     At December 31, 1997, Basin had 61 employees, including 15 employed in field operations and 46 employed in its Denver headquarters or Houston division office. None of Basin's employees are subject to a collective bargaining agreement and Basin considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

     Prior to 1996, the Company's oil and gas properties were all located in the Rocky Mountain region, primarily in the D-J Basin, Powder River Basin, and Green River Basin. During 1996, the Company sold its D-J Basin assets and initiated operations in the Gulf of Mexico. As of December 31, 1997, the estimated pre-tax present value of future net revenues from the Company's proved reserves, using year-end product prices held constant and a discount rate of 10%, totaled $160,230,000 and was distributed as follows: Gulf of Mexico - 78%; Powder River Basin - 16%; other onshore - 6%.

     GULF OF MEXICO

     As of December 31, 1997, the Company's estimated proved reserves in the Gulf of Mexico were distributed among eleven fields. At that date, approximately 71% of the Company's estimated proved reserves in the Gulf of Mexico and 42% of the Company's total proved reserve quantities were accounted for by five of these properties, including East Cameron Block 378, Eugene Island Block 65, High Island Block A-568, Vermilion Blocks 329/338, and West Cameron Blocks 45/56. The Company's other six proved properties in the Gulf of Mexico at the end of 1997 were East Cameron Block 220, Eugene Island Block 49, Eugene Island Block 64 S/2, Eugene Island Block 83, South Timbalier Block 146, and West Delta Block 122. The Company's working interests in these eleven Gulf of Mexico fields ranged from 25% to 100% and averaged approximately 63% at the end of 1997. The Company operates seven of the properties, which account for approximately two-thirds of the Company's Gulf of Mexico proved reserves quantities and related pre-tax present value of future net revenues at December 31, 1997.

     At the end of 1997, developed reserves accounted for 91% of the Company's total proved reserve quantities in the Gulf of Mexico and 95% of the related pre-tax present value of future net revenues .

     Eugene Island Block 65 commenced production in mid-August 1997. East Cameron Block 220, High Island Block A-568, Vermilion Blocks 329/338, and West Cameron Blocks 45/56 were producing or had previously produced at the time interests in those four properties were acquired by the Company in late-November 1997. The remaining six fields were discovered in 1997 and had not yet commenced production as of year-end. In addition to seven wells on these six properties, two wells drilled in 1997 on High Island Block A-568 and West Cameron Block 56, respectively, were under development for first production at the end of 1997.

     As is generally the case for Gulf of Mexico properties, the Company's properties in this area are expected to exhibit a high initial production rate followed by a steep decline in production after a relatively short period. As a result, since a significant portion of the Company's total proved reserves are located in the Gulf of Mexico, the Company's reserves, production and revenues will decline rapidly without successful exploration or acquisition activities.

     POWDER RIVER BASIN

     At December 31, 1997, developed reserves accounted for 61% of the Company's total estimated proved reserve quantities in the Powder River Basin, and 78% of the related pre-tax present value of future net revenues. Approximately 92% of such proved reserves were concentrated in three fields: Scott, Well Draw, and Jepson-Holler Draw. At the end of 1997, the Company owned interests in 220 producing wells and in another eight locations attributed proved undeveloped reserves within these fields. The Jepson-Holler Draw Field was unitized in 1996 for purposes of initiating secondary recovery operations in the Shannon formation. Water injection commenced in January 1997 and production response is projected to be evident by late-1998. Most of the proved reserves estimated for Jepson-Holler Draw as of December 31, 1997 were categorized as undeveloped. The primary product produced from most of the Company's Powder River Basin properties is oil, but many of the wells also produce liquids-rich casinghead gas generally requiring processing for marketing. Proved reserves are distributed broadly among the wells and locations in these fields, such that no individual well or location accounts for a material portion of aggregate quantities attributed to these properties. Most of the Company's producing wells in the Powder River Basin have been online for several years and production declines are relatively moderate and well established.

      OTHER ONSHORE

      At December 31, 1997, 72% of estimated proved reserve quantities in the Company's other onshore fields, and 82% of the related pre-tax present value of future net revenues, were proved developed. Approximately 60% of proved reserve quantities for these properties were associated with the Bird Canyon, Scott Hill, and Horn Canyon fields in the Green River Basin. At the end of 1997, the Company held interests in 10 producing wells and seven proved undeveloped locations within these fields. Scott Hill Field produces oil, whereas the Bird Canyon and Horn Canyon Fields produce predominantly gas. The producing wells in these fields have been on line for several years and generally exhibit stable performance histories, with established moderate decline rates.

      Additional information related to the Company's properties is set forth below in the balance of this section.

OIL AND GAS RESERVES

      Basin engaged independent petroleum engineers, Netherland, Sewell & Associates, Inc., to audit Basin's estimates of total proved reserves, projected future production, and estimated future net revenues from production of proved reserves for the Company's onshore properties as of December 31, 1997. Basin engaged Ryder Scott Company Petroleum Engineers to prepare such estimates for properties accounting for 66% of the Company's proved reserve quantities in the Gulf of Mexico as of such date and to audit Basin's estimates for the remaining offshore properties. These estimates were based upon a review of production histories and other geologic, economic, ownership, volumetric and engineering data. In determining the estimates of the reserve quantities that are economically recoverable, oil and gas prices and estimated development and production costs as of December 31, 1997 were utilized.

      The following table sets forth estimates as of December 31, 1997 derived from Basin's reserve reports. The present values (discounted at 10 percent) of estimated future net revenues before income taxes shown in the table are not intended to represent the current market value of the estimated oil and gas reserves owned by Basin. For further information concerning the present value of future net revenue from these proved reserves, see Unaudited Supplemental Oil and Gas Reserve Information in the Consolidated Financial Statements.

                                                      PROVED RESERVES
                                               --------------------------------
                                               DEVELOPED   UNDEVELOPED  TOTAL
Oil (MBbls) . . . . . . . . . . . . . . . . .       4,863     3,291       8,154
Gas (MMcf)  . . . . . . . . . . . . . . . . .      82,571     6,963      89,534
Total (MMcfe) . . . . . . . . . . . . . . . .     111,749    26,709     138,458
Future Net Revenue Before Income Taxes
  (in thousands). . . . . . . . . . . . . . .   $ 189,826  $ 31,105  $  220,931
Present Value of Future Net Revenue Before
Income Taxes (in thousands) . . . . . . . . .   $ 147,367  $ 12,863  $  160,230


     The following table sets forth estimates of Basin's total proved reserves at December 31, 1997 by geographic area of operations:

                                                       PROVED RESERVES
                                               --------------------------------
                                                 OIL        GAS          TOTAL
                                               (MBbls)     (MMcf)       (MMcfe)
           Offshore Gulf of Mexico . . . . . .  1,798      71,036       81,824
           Powder River Basin. . . . . . . . .  5,350       8,197       40,297
           Other Onshore . . . . . . . . . . .  1,006      10,301       16,337
                                                -----      ------      -------
             Total . . . . . . . . . . . . . .  8,154      89,534      138,458
                                                -----      ------      -------
                                                -----      ------      -------

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

     The weighted average sales prices utilized for purposes of estimating Basin's proved reserves and future net revenues therefrom as of December 31, 1997 were $16.34 per Bbl for oil and $2.32 per Mcf for gas. These prices are significantly below the average prices prevailing during most of 1997, when the Company realized average oil and gas prices of $19.07 per Bbl and $2.71 per Mcf, respectively, before hedging effects.

     As an operator of domestic oil and gas properties, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported on Form EIA-23 and as reported herein. The differences are attributable to the fact that Form EIA-23 requires that an operator report on the total reserves attributable to wells that are operated by it, without regard to ownership (I.E., reserves are reported on a gross operated basis, rather than on a net interest basis).

ACREAGE

     The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by the Company as of December 31, 1997. Undeveloped acreage includes leasehold interests which may already have been classified as containing proved undeveloped reserves.

                                      DEVELOPED ACREAGE(1)   UNDEVELOPED ACREAGE
                                     ---------------------   -------------------
                                      GROSS          NET       GROSS      NET
Louisiana Offshore . . . . . . . .    46,250        30,903     64,391    45,694
Texas Offshore . . . . . . . . . .    11,520         7,680        720       270
                                     -------        ------    -------   -------
 Total Offshore. . . . . . . . . .    57,770        38,583     65,111    45,964
                                     -------        ------    -------   -------

Montana. . . . . . . . . . . . . .        --            --     10,735     7,495
Utah . . . . . . . . . . . . . . .     1,842         1,065     13,633     7,323
Wyoming. . . . . . . . . . . . . .    45,219        26,234     70,448    48,024
Other Onshore. . . . . . . . . . .     1,990           851      7,727     4,230
                                     -------        ------    -------   -------
 Total Onshore . . . . . . . . . .    49,051        28,150    102,543    67,072
                                     -------        ------    -------   -------

     Total . . . . . . . . . . . .   106,821        66,733    167,654   113,036
                                     -------        ------    -------   -------
                                     -------        ------    -------   -------

 (1) Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Developed acreage in certain of Basin's properties that include multiple formations with different well spacing requirements may be considered undeveloped for certain formations, but have only been included as developed acreage in the presentation above.

PRODUCTION

     The following table sets forth Basin's net oil and gas production, average sales prices, and costs and expenses associated with such production during the periods indicated.

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                          1995       1996       1997
          Production:
            Oil (MBbls). . . . . . . .     1,153       564        524
            Gas (MMcf) . . . . . . . .    12,833     4,776      5,509
            Total (MMcfe). . . . . . .    19,751     8,160      8,653
          Average Daily
           Production:
            Oil (Bbls) . . . . . . . .     3,160     1,540      1,435
            Gas (Mcf). . . . . . . . .    35,154    13,050     15,094
            Total (Mcfe) . . . . . . .    54,114    22,290     23,704
          Average Sales Price
           Per Unit(1):
            Oil  (Bbl) . . . . . . . .   $ 17.12   $ 20.88    $ 19.07
            Gas (Mcf). . . . . . . . .   $  1.34   $  1.44    $  2.71
            Total (Mcfe) . . . . . . .   $  1.86   $  2.29    $  2.88
          Production Costs Per Mcfe. .   $   .59   $   .81    $   .68

         (1) excluding hedging effects and Section 29 tax credit income

     Basin owned 292 gross (183 net) producing oil wells and 68 gross (36 net) producing gas wells as of December 31, 1997. A well is categorized under state reporting regulations as an oil well or a gas well based upon the ratio of gas to oil produced when it first commenced production, and such designation may not be indicative of current production.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

     The following table sets forth certain information regarding the costs incurred by Basin in its development, exploration and acquisition activities during the periods indicated.

                                           YEAR ENDED DECEMBER 31,
                                       ------------------------------
                                         1995       1996        1997
                                              (IN THOUSANDS)
Development Costs  . . . . . . .       $ 7,427    $ 4,472    $ 17,901

Exploration Costs. . . . . . . .         2,003     10,250      27,995

Property Aquisition Costs:
 Unproved(1) . . . . . . . . . .         2,429      5,056      11,057
 Proved  . . . . . . . . . . . .         3,889      3,067      48,680
                                       -------    -------    --------
Total Costs Incurred . . . . . .       $15,748    $22,845    $105,633
                                       -------    -------    --------
                                       -------    -------    --------

(1) Excludes $4,914,000 and $1,113,000 of costs recouped through the resale of partial interests in prospects to industry partners in 1996 and 1997, respectively.

DRILLING ACTIVITY

     The following table sets forth the wells drilled and completed by Basin during the periods indicated.

                                YEAR ENDED DECEMBER 31,
                         -------------------------------------
                            1995         1996         1997
                         ----------   ----------   -----------
                         GROSS  NET   GROSS  NET   GROSS   NET
Development:
  Oil. . . . . . . . . .   4    3.9     3    2.8     5     5.0
  Gas. . . . . . . . . .  --     --    --     --     1     0.6
  Non-productive . . . .  --     --     1     .9    --     --
                          ---   ---    ---   ---    ---    ---
    Total. . . . . . . .   4    3.9     4    3.7     6     5.6
                          ---   ---    ---   ---    ---    ---
                          ---   ---    ---   ---    ---    ---
Exploratory:
  Oil. . . . . . . . . .   2    1.3    --    --     --     --
  Gas. . . . . . . . . .  --     --    --    --      5     3.2
  Non-productive . . . .   2    1.7     3    1.4     3     1.5
                          ---   ---    ---   ---    ---    ---
    Total. . . . . . . .   4    3.0     3    1.4     8     4.7
                          ---   ---    ---   ---    ---    ---
                          ---   ---    ---   ---    ---    ---

PRESENT ACTIVITIES

     At the end of 1997, the Company was participating in three (1.1 net) Gulf of Mexico exploratory wells that were in process. Two of these were on West Delta Block ("WD") 122 and one was on South Timbalier Block ("ST") 146. All three of these wells were attributed proved undeveloped reserves as of December 31, 1997. The WD 122 #1 well completed drilling in September 1997 and was temporarily suspended. The WD 122 #2 well completed drilling in October 1997, but was temporarily abandoned due to mechanical problems that occurred during drilling. The Company anticipates that either the WD 122 #2 will be re-entered at a later date to drill a sidetrack well from surface casing depth to the original objective sands or the well will be re-drilled. The ST 146 well completed drilling in December 1997 and was temporarily suspended pending future completion operations and installation of production facilities.

     On March 18, 1998, the Company participated in apparent winning bids for 12 tracts at the Central Gulf of Mexico lease sale held by the MMS. Such tracts comprised 59,995 gross and 56,245 net undeveloped acres offshore Louisiana. If all 12 tracts are awarded by the MMS, which can choose to reject all bids for a given lease, the Company's net share of the related leasehold bonuses will total approximately $20,358,000.

     During 1998, through March 18, the Company has participated in drilling five gross (2.1 net) exploratory wells in the Gulf of Mexico, including three gross (1.4 net) wells that have been or are expected to be completed. The three apparent discoveries were located, respectively, on East Cameron Block 34, Galveston Block 213, and West Delta Block 78.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not currently involved in any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     Basin's common stock began trading on the NASDAQ National Market System on May 13, 1992 under the symbol "BSNX". As of December 31, 1997 there were 178 owners of record and approximately 2,500 beneficial owners of the Company's common stock. The following table sets forth, for the periods indicated, the range of high and low closing prices for the common stock as reported by the Nasdaq National Market for the last two calendar years.

                                              HIGH      LOW      CLOSE
1996
First Quarter                                $ 5.25    $ 3.69    $ 5.13
Second Quarter                               $ 6.63    $ 5.00    $ 6.50
Third Quarter                                $ 7.50    $ 5.75    $ 7.00
Fourth Quarter                               $ 7.75    $ 5.63    $ 6.25

1997
First Quarter                                $ 7.38    $ 6.16    $ 6.88
Second Quarter                               $ 8.63    $ 6.50    $ 7.75
Third Quarter                                $17.13    $ 7.81    $16.75
Fourth Quarter                               $23.00    $16.75    $17.75


     The Company's policy is to retain earnings to support the growth of the Company's business. Accordingly, the Board of Directors of the Company has never declared cash dividends on its Common Stock and has no present plans to do so.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data for Basin as of the dates and for the periods indicated. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto that follow.

                                (In thousands, except per share data)
                              1993      1994       1995      1996       1997
                            --------  -------    -------   -------    --------
STATEMENTS OF OPERATIONS
 DATA:
Revenue:
 Oil Sales                  $ 13,725   $19,971   $ 19,632   $11,292   $  9,844
 Gas Sales                    24,139    24,255     20,013     6,890     14,557
 Gain on Sale of Assets           --        --         --    22,472         --
 Interest and Other              104       161        831     1,009        319
                            --------  -------    -------   -------    --------
                              37,968    44,387     40,476    41,663     24,720
                            --------  -------    -------   -------    --------
Costs and expenses:
 Lease Operating Expenses      7,105     8,642      8,196     4,776      4,600
 Production Taxes              2,918     3,432      3,478     1,829      1,260
 Depreciation, Depletion
   and Amortization           12,311    18,163     17,202     7,606     10,622
 General and
   Administrative, Net         4,182     4,641      5,498     3,850      3,694
 Interest and Other            3,160     3,618      6,929     2,272        764
 Property Impairment              --        --     26,500        --         --
                            --------  -------    -------   -------    --------
                              29,676    38,496     67,803    20,333     20,940
                            --------  -------    -------   -------    --------

Income (Loss) Before
  Income Taxes                 8,292     5,891    (27,327)   21,330      3,780
Income Tax (Provision)
  Benefit                     (3,142)   (2,236)     7,784    (5,760)    (1,324)
                            --------  -------    -------   -------    --------
Net Income (Loss)           $  5,150   $ 3,655   $(19,543)  $15,570   $  2,456
                            --------  -------    -------   -------    --------
                            --------  -------    -------   -------    --------
Basic:
 Earnings (Loss) Per Share  $    .67   $   .34   $  (1.82)     1.45   $    .22
 Weighted Average Shares
    Outstanding                7,650    10,813     10,710    10,700     11,228
Diluted:
 Earnings (Loss) Per Share  $     66   $   .34   $  (1.82)  $  1.45   $    .22
 Weighted Average Shares
   Outstanding                 7,813    10,879     10,710    10,730     11,345

BALANCE SHEET DATA (AT END
 OF PERIOD):
Working Capital (Deficit)   $    106  $(5,646)   $(2,211)  $19,178    $(10,036)
Net Property and Equipment   116,133  165,807    134,598    54,800     149,175
Total Assets                 131,520  184,855    146,651    84,957     161,959
Long-term Debt                41,819   77,199     77,172       218      11,053
Total Stockholders' Equity    67,183   72,575     53,287    68,751     121,365


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion is intended to assist in an understanding of the Company's results of operations for the three-year period ended December 31, 1997 and its present financial condition. The Company's consolidated financial statements and notes thereto, which are presented elsewhere herewith, contain additional detailed information that should be referred to in conjunction with a review of this material.

HISTORY AND OVERVIEW

     Basin is a domestic independent oil and gas company that conducts exploration activities in the shallow waters of the Gulf of Mexico and acquisition and exploitation operations in the Gulf of Mexico and selected areas onshore.

     The Company commenced operations in 1981 and completed an initial public offering of its common stock in 1992. From its inception through 1991, the Company primarily acquired, developed and exploited properties in the Denver-Julesburg ("D-J") Basin in eastern Colorado. The Company subsequently expanded into other areas within the Rocky Mountain region and initiated exploration activities.

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

     In response to these developments and management's assessment of alternative investment opportunities, the Company implemented a significant redirection of its business strategy and operations between late-1995 and mid-1996, which included: (i) the addition of new financial, technical and business development members to its senior management; (ii) the sale of its D-J Basin properties for $123.5 million (the "D-J Sales"); (iii) establishment of a Houston-based Gulf of Mexico exploration team through hiring geoscientists and petroleum engineers with substantial experience operating in the shallow waters of the Gulf of Mexico; and (iv) a substantial reduction in corporate general and administrative overhead.

     The D-J Sales, which occurred in two transactions closed in March and June 1996, enabled the Company to eliminate its long-term debt and establish cash reserves, thus providing considerable liquidity for investments in new capital projects. However, the divestitures reduced the Company's estimated proved oil and gas reserves and production rates at the time by approximately 70%, resulting in a significant initial decline in revenue and cash flow.

     The Company began Gulf of Mexico activities in 1996 with no initial property base in the region and early investments related primarily to acquisitions of three-dimensional seismic data and exploratory leasehold interests and overhead. The Company's first significant discovery in the Gulf of Mexico was the Eugene Island Block 65 #1 well, which was drilling at the end of 1996 and completed in 1997. First production from Gulf of Mexico assets was realized in August 1997 when the Company brought two wells drilled on Eugene Island Block 65 on-line, providing the first significant addition to the Company's producing property base following the D-J Sales. The Company added other proved properties in the Gulf of Mexico in 1997 through both exploratory drilling and acquisitions and as of year-end it owned interests in five producing properties and had nine wells under development on eight separate lease blocks. Seven of the wells under development are projected to commence production in the first half of 1998. The other two wells, one of which is expected to be redrilled or sidetracked due to wellbore mechanical problems, are not expected to commence production until 1999. As described below under Results of Operations, the Company's net production has increased significantly with initiation of contributions from Gulf of Mexico properties.

     During 1997, the Company's capital expenditures totaled approximately $106 million, including approximately $49 million for acquisitions of proved properties and an aggregate of $57 million for investment in exploratory leaseholds, geological and geophysical data, exploratory drilling, completion and development activities, and other. Over 90% of these expenditures were associated with the Company's Gulf of Mexico operations. Capital expenditures in 1997 were funded with a combination of cash flow, working capital, borrowings under the Company's Credit Facility, and proceeds from a public offering of common stock. The Company closed the year with a working capital deficit of approximately $10 million, long-term debt of $11 million, and stockholders' equity of $121 million.

OPERATING ENVIRONMENT

     Basin's results of operations are significantly impacted by oil and gas price levels, which are largely beyond the Company's control. Changes in oil and gas prices can also impact the amount and terms of external capital resources available to the Company. Gas prices generally respond to North American supply and demand conditions, including the effects of weather. Oil prices reflect global supply and demand conditions to a greater degree, including the impact on supply of decisions to limit production by petroleum exporting countries. Because the Company's recent production increases have been attributable to Gulf of Mexico properties that are predominantly gas producing, the portion of the Company's total production that is accounted for by gas has also increased. Gas production represented 75% of the Company's total production in the fourth quarter of 1997, compared to 39% in the first half of the year. Although the Company generally can not exert control over oil and gas prices it receives, it periodically enters into fixed price sales agreements or hedging transactions to take advantage of prices that it believes to be attractive and to reduce volatility of net price realizations. Demand for drilling rigs and related products and services has been relatively high during the past two years, resulting in cost increases, occasional delays in obtaining materials and services, and some instances of decreased quality of goods and services. Recent conditions have been factored into the Company's planning and investment decisions and management does not believe that such conditions will have a material adverse impact on the timing or profitability of the Company's planned activities unless there is substantial further deterioration in the cost or availability of these goods and services, which is not anticipated.

     The Company's Gulf of Mexico exploration activities are dependent on the Company's ability to continue to identify prospects and obtain interests in prospect leaseholds. The Company generally utilizes speculative three-dimensional seismic data, which is not proprietary and therefore is available to competitors, as a tool in its prospect generation. The broad and increasing availability of this data increases the number of potential competitors for, and tends to increase the cost of, available prospects. During 1997, the Company was successful in expanding its inventory of potential exploratory drilling locations from approximately eight to thirty, while drilling eleven test wells. The Company also particiated in submitting high bids for twelve leases with identified exploratory properties at a Central Gulf of Mexico lease sale held in March 1998 (see "PROPERTIES - Present Activities"). However, the Company faces competition for prospects from a number of well-capitalized oil and gas companies and there is no assurance that the Company will be able to continue to acquire interests in prospects at acceptable costs to replace its current inventory of prospects as these are drilled. The Company seeks to mitigate this risk by pursuing prospect ownership through a number of avenues, including lease sales, farm-ins, exchanges, and acquisitions.

     The Company seeks to make acquisitions of proved properties in both the Gulf of Mexico and in selected areas onshore. During the past several years, competition for such property packages has been intensifying and prices paid for properties have been increasing.

     The Company has initiated a review of its internal information systems for Year 2000 transition problems and, although such review is still in progress, believes that conversion requirements will not result in significant disruption of the Company's business operations or have a material adverse impact on its future liquidity or results of operations. The Company has not extensively investigated the Year 2000 compliance of its customers, suppliers, and other third parties with whom it has business relationships, but intends to make selected inquiries. Compliance by such third parties is voluntary and failures could occur, in which case there is the possibility of a material adverse impact on the Company. However, the nature of the Company's business and its business relationships are not such that the Company considers the potential Year 2000 compliance failure of a third party with whom it has a direct business relationship likely to have a material adverse impact on the Company.

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the three years ended December 31, 1997. Because a substantial portion of the Company's operations was conducted in the D-J Basin through mid-1996 when the D-J Sales were consummated, and because the Company initiated Gulf of Mexico operations in 1996 and realized its first production from Gulf of Mexico properties in August 1997, period-to-period comparisons of results of operations may not be meaningful or indicative of future results.

                                                 Year Ended December 31,
                                                1995        1996      1997
                                              --------   ---------  --------
Production:
 Oil (MBbl)                                     1,153         564       524
 Gas (MMcf)                                    12,833       4,776     5,509
 Total Gas Equivalents (MMcfe)                 19,751       8,160     8,653

Revenue (in thousands):
 Oil Sales                                    $19,632     $11,292   $ 9,844
 Gas Sales                                    $20,013     $ 6,890   $14,557
 Total Oil and Gas Sales                      $39,645     $18,182   $24,401

Average Sales Price:
 Oil (per Bbl)                                 $17.02      $20.03    $18.80
 Gas (per Mcf)                                 $ 1.56      $ 1.44    $ 2.64
 Total Gas Equivalents (per Mcfe)              $ 2.01      $ 2.23    $ 2.82

Expenses (per Mcfe):
 Lease Operating Expenses                      $  .41      $  .59    $  .53
 Production Taxes                              $  .18      $  .22    $  .14
 Depreciation, Depletion, and Amortization     $  .87      $  .93    $ 1.23
 General and Administrative, Net               $  .28      $  .47    $  .43


1997 COMPARED TO 1996

     The sale of the Company's D-J Basin assets in the first half of 1996 and realization of first production from Gulf of Mexico assets in the second half of 1997 result in year-to-year comparisons that obscure important underlying trends. To assist in understanding such trends, the following quarterly data is provided for the two-year period ended December 31, 1997.

Quarter Ended               March 31  June 30  Sept. 30   Dec. 31  March 31   June 30  Sept. 30   Dec. 31
                             1996      1996      1996      1996      1997      1997      1997      1997
                            --------  -------  --------   -------- --------   -------  ---------  --------
Production:
 Oil (MBbl)                     216       152        98        98       106       103       147       168
 Gas (MMcf)                   2,458     1,465       429       424       403       399     1,688     3,019
   Total Gas Equivalents
    (Mmcfe)                   3,754     2,377     1,017     1,012     1,039     1,017     2,570     4,027
Revenue (in thousands):
 Oil Sales                  $ 3,875   $ 3,164   $ 2,064   $ 2,189   $ 2,155   $ 1,828   $ 2,737   $ 3,124
 Gas Sales                  $ 3,611   $ 1,932   $   522   $   825   $ 1,082   $   689   $ 4,139   $ 8,647
 Total Oil and Gas Sales    $ 7,486   $ 5,096   $ 2,586   $ 3,014   $ 3,237   $ 2,517   $ 6,876   $11,771
Average Sales Price:
 Oil (per Bbl)              $ 17.94   $ 20.84   $ 21.10   $ 22.31   $ 20.41   $ 17.73   $ 18.59   $ 18.62
 Gas (per Mcf)              $  1.47   $  1.32   $  1.22   $  1.95   $  2.69   $  1.73   $  2.45   $  2.86
 Total Gas Equivalents
    (per Mcfe)              $  1.99   $  2.14   $  2.54   $  2.98   $  3.12   $  2.47   $  2.67   $  2.92
Expenses (per Mcfe):
 Lease Operating Expenses   $   0.45  $   0.56  $   0.81  $   0.94  $   1.02  $   0.96  $   0.40  $  0.38
 Production Taxes           $   0.19  $   0.20  $   0.28  $   0.34  $   0.35  $   0.27  $   0.10  $  0.09
 Depreciation, Depletion,
 and Amortization           $   0.89  $   0.89  $   1.06  $   1.04  $   1.12  $   1.21  $   1.16  $  1.30
 General and
    Administrative, Net     $   0.32  $   0.43  $   0.79  $   0.83  $   0.76  $   0.80  $   0.33  $  0.31


     REVENUE.   Oil and gas sales for 1997 increased by $6.2 million, or 34%, to
$24.4 million, due largely to improved average price realizations. An 83% increase in gas prices combined with a 6% decrease in oil prices to yield a net 26% increase in revenue per net equivalent unit produced, from $2.23 per Mcfe in 1996 to $2.82 per Mcfe in 1997. Production increased by 6% in net equivalent units, from 8,160 MMcfe in 1996 to 8,653 MMcfe in 1997. The relatively small change in production volumes from year-to-year masks significant changes during each year, as reflected in the table above, due to the D-J Sales in March and June 1996 and the commencement of Gulf of Mexico production in August 1997. The increases in the second half of 1997 were largely attributable to Eugene Island Block 65, which produced 4,087 net MMcfe between mid-August and the end of the year. The only other net production obtained from Gulf of Mexico assets in 1997 was 475 net MMcfe in December from four properties acquired in late-November.

     In conjunction with the second D-J Sale transaction, which closed in June 1996, the Company recognized a non-recurring $22.5 million gain. Other revenue reported in both 1996 and 1997 primarily represented interest income on cash equivalents held after the second D-J Sale transaction prior to redeploying those proceeds into investments in oil and gas properties.

     LEASE OPERATING EXPENSES. Lease operating expenses ("LOE") declined in 1997 from the prior year by $0.2 million, or 4%, and LOE per Mcfe produced declined by 10% in 1997, to $0.53, compared to $0.59 in 1996. Again, the relatively small changes from year-to-year do not reflect significant variances within each year. Average LOE per Mcfe by quarter, as shown in the table above, reflects that both the properties included in the D-J Sales and the Gulf of Mexico properties that began contributing in the second half of 1997 have significantly lower unit operating costs than the Company's retained Rocky Mountain assets, which have high unit operating costs due to relatively low average production rates per well and a high proportion of oil production, which is generally more costly to produce than gas.

     PRODUCTION TAXES. Production taxes for 1997 decreased by $0.6 million, or 31%, as the result of reduced sales from onshore properties in 1997, due to inclusion in 1996 of production from D-J Basin properties prior to the D-J Sales. Production from properties in federal waters offshore is generally not subject to production taxes and such taxes did not increase in the second half of 1997 as the Company added Gulf of Mexico production. Production taxes therefore declined as a percentage of oil and gas sales, averaging 5.2% for all of 1997 and 3.3% in the second half of the year, compared to 10.1% in 1996.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense increased by $3.0 million, or 40%, in 1997 to $10.6 million. The average depletion rate of $1.12 per Mcfe of production in 1997 represents a 37% increase from the $0.82 per Mcfe recorded in 1996. The higher rate is due to the addition of proved reserves in 1997 at a higher average unit cost than the Company's historical average and to the unfavorable impact on estimated proved reserve quantities of using lower assumed future oil and gas prices at the end of 1997 than at the end of 1996. The increased unit cost of additions in 1997 reflects the substantial portion of the Company's capital expenditures in 1997 related to the Gulf of Mexico, where higher unit costs are generally associated with reserves having a higher value per unit than the Company's onshore properties, due to typically faster recoveries of reserves, lower production costs, and higher average realizable gas prices.

     GENERAL AND ADMINISTRATIVE EXPENSES, NET. General and administrative expenses in 1997 decreased by $0.2 million, or 4%, from 1996 levels, to $3.7 million. The decrease in 1997 resulted primarily from staff reductions made in mid-1996 in conjunction with the D-J Sales and related reductions in office rent expense attributable to the Company's relocation to smaller space. These savings, which benefitted all of 1997 but only a portion of 1996, were partially offset by higher bonus awards and stock-based incentive compensation costs recorded in 1997. On a per Mcfe basis, general and administrative expenses during the two-year period generally varied inversely with production volumes, as reflected in the table above.

     INTEREST AND OTHER EXPENSE. Interest and other expense for 1997 was $0.8 million, representing a decrease of $1.5 million, or 66%, compared to 1996. The variance was attributable to a decrease in average borrowing after the D-J Sales and a reduction in the Company's average effective interest rate, reflecting lower prevailing market interest rates and more favorable borrowing terms obtained after the D-J Sales. During 1997, the Company had average outstanding debt of $10.2 million with an average effective interest rate of 6.7%, compared to average borrowings of $28.2 million and an average interest rate of 8.0% in 1996. Substantially all of the borrowings in both years were under the Credit Facility.

     INCOME TAX PROVISION. The income tax provision for 1997 approximates the amount that would be calculated by applying statutory income tax rates to income before income taxes. The 1997 current provision for income taxes was decreased, and the deferred provision was increased, by approximately $0.5 million due to a change in estimate of current taxes payable for fiscal 1996. The difference between the income tax provision recorded for 1996 and the amount that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to reversal of a previously established $2.2 million deferred tax asset valuation allowance.

1996 COMPARED TO 1995

     REVENUE. Oil and gas sales for 1996 declined by $21.5 million, or 54%, to $18.2 million, due largely to declines in oil and gas production. An 18% increase in oil prices combined with an 8% decrease in gas prices to yield a net 11% increase in revenue per net equivalent unit produced, from $2.01 per Mcfe in 1995 to $2.23 per Mcfe in 1996. Production declined by 59% in net equivalent units, from 19,751 MMcfe in 1995 to 8,160 MMcfe in 1996. This large decrease in production was primarily attributable to asset sales consummated in 1995 and 1996, including the D-J Sales closed in the first half of 1996, in which properties accounting for approximately 70% of the Company's production at the time were sold. The decrease also reflects natural production declines outside of the D-J Basin, the Company's net production declined by 711 MMcfe, or 14%, from 4,950 MMcfe in 1995 to 4,239 MMcfe in 1996. The higher oil and gas sales reported for 1995 also reflect recognition of $2.9 million of gas revenue for payments received with respect to transferred Section 29 tax credits, with no comparable amount recorded in 1996.

     In conjunction with the second D-J Sale transaction, which closed in June 1996, the Company recognized a non-recurring $22.5 million gain. Other revenue in 1995 was primarily derived from a small processing facility that was decommissioned late in the year. Other revenue reported in 1996 was mostly interest income on cash equivalents held after the second D-J Sale transaction.

     LEASE OPERATING EXPENSES. Lease operating expenses for 1996 were $4.8 million, a decrease of $3.4 million, or 42%, compared to 1995. Lease operating costs per Mcfe produced during 1996 averaged $.59 compared to $.42 in 1995. These higher costs per Mcfe were caused primarily by the increased portion of the Company's total active wells that were oil wells, with typically higher unit operating costs, following the D-J Sales.

     PRODUCTION TAXES. Production taxes for 1996 were lower by $1.6 million, or 47%, than in the prior year. However, such taxes were 10.1% of oil and gas sales in 1996 compared to 8.8% in 1995 because a greater portion of production in 1996 occurred in higher-tax jurisdictions.

     DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense decreased by $9.6 million, or 56%, in 1996 to $7.6 million. The decrease was primarily attributable to the lower production volumes in 1996 as compared to 1995. The depletion rate of $0.82 per Mcfe produced in 1996 was slightly lower than the $0.84 per Mcfe average depletion rate during 1995.

     PROPERTY IMPAIRMENT. During 1995, the Company recognized a property impairment charge of $26.5 million as the result of the capitalized costs of its oil and gas properties exceeding a "ceiling" on such costs computed in accordance with prescribed accounting guidelines. The third-quarter charge was associated with historically low gas prices in the Rocky Mountain region at the time.

     GENERAL AND ADMINISTRATIVE EXPENSES, NET. General and administrative expenses decreased by $1.6 million, or 30%, in 1996 to $3.9 million. The decrease resulted primarily from staff reductions made during the second half of 1995 and in mid-1996 in conjunction with the D-J Sales, and partially due to reductions in office rent expense as a result of relocating and decreasing the size of the Company's corporate headquarters.

     INTEREST AND OTHER EXPENSES. Interest expense for 1996 totaled $2.3 million, representing a decrease of $4.2 million, or 65%, compared to 1995. The variance was attributable to a decrease in average borrowings after the D-J Sales, partially offset by an increase in the Company's average effective interest rate. During 1996, the Company had average borrowings of $28.2 million and an average interest rate of 8.0%, compared to average borrowings of $78.8 million and an average interest rate of 7.3% in 1995. Substantially all of the borrowings in both years were under the Credit Facility.

     INCOME TAX PROVISION/BENEFIT. Differences between the income tax provision for 1996 and the income tax benefit recorded for 1995, and related amounts that would be calculated by applying statutory income tax rates to income before income taxes for each year, are due primarily to the reversal in 1996 of a $2.2 million deferred tax asset valuation allowance established in 1995.

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

     Through the D-J Sales, the Company realized proceeds of approximately $123.5 million in two transactions closed in March and June 1996. A portion of these proceeds was used to repay substantially all of the Company's long-term debt and at the end of 1996 the Company had $19.2 million of net working capital, including $22.0 million of cash and equivalents, and long-term debt of $0.2 million.

     During the fourth quarter of 1997, the Company realized net proceeds of approximately $50 million from the sale of 2.875 million shares of common stock through an underwritten public offering.

     The Company's oil and gas capital expenditures during 1997 totaled approximately $105.6 million. Net cash provided by operations before changes in working capital totaled $15.3 million. The remainder of 1997 capital expenditures was funded primarily through borrowings under the Credit Facility, proceeds from the stock offering, and reductions in net working capital. The Company closed 1997 with a working capital deficit of approximately $10.0 million, long-term debt of $11.1 million, and stockholders' equity of $121.4 million.

     At the end of 1997, borrowings under the Company's Credit Facility totaled $11 million, leaving $34 million of unutilized capacity under the line of credit, which was established at $45 million as of November 1, 1997. Since the November 1, 1997 borrowing base determination, the Company has increased the value of its proved oil and gas reserves through a $31.3 million acquisition (before purchase price adjustments) and drilling and development activities, and management anticipates that the borrowing base will be increased from the current level at the time of the next redetermination, which is scheduled to occur April 15, 1998.

     The Company has established a preliminary budget of $80 million for exploration and development in 1998, compared to approximately $57 million invested in such activities in 1997. This budget is subject to revision during the year to reflect future developments. Acquisitions of properties with proved and probable reserves are also pursued as an integral part of the Company's overall business strategy, but are not budgeted.

     The Company's average daily net oil and gas production in the fourth quarter of 1997 was 286% greater than in the first half of the year, and net cash provided by operations before working capital changes increased from an average of $0.8 million per quarter in the first half of the year to $8.7 million in the fourth quarter. Further increases in production are projected for 1998, primarily from properties with proved nonproducing reserves at the end of 1997 that are expected to commence production in 1998. Factoring in these projected increases, management believes that its projected cash flow from operations and borrowing capacity will be sufficient to fund the Company's operations and capital expenditures through the end of 1998, unless the Company consummates a substantial acquisition or significantly increases its budget for drilling activities during the period.

     PRODUCTION AND CASH FLOW. The properties included in the D-J Sales consummated in the first half of 1996 represented approximately 70% of the Company's estimated proved oil and gas reserves and production at the time. In each of the next four fiscal quarters after the divestitures (covering the period from July 1, 1996 through June 30, 1997), the Company's net production of oil and gas was approximately 1,020 MMcfe, or an average of 11.2 MMcfe per day. For the same period, net cash provided by operations before working capital changes ranged from $0.4 million to $2.2 million per quarter and averaged $1.3 million per quarter, varying primarily with oil and gas price levels. The flat oil and gas production during this period reflected modest capital expenditures on Rocky Mountain exploitation projects that offset natural declines on producing properties. More significant investments were made in Gulf of Mexico exploration, development, and acquisition activities that did not begin to impact production and cash flow until the middle of the third quarter of 1997.

     During the quarter ended December 31, 1997, the Company's net production increased to 4,026 MMcfe, or approximately 43.8 MMcfe per day, and net cash flow from operations before changes in working capital increased to $8.7 million, primarily due to production from two wells that the Company drilled and completed earlier in the year on Eugene Island Block 65. From commencement of production in mid-August 1997 through December 31, 1997, combined net production from these two wells averaged approximately 28.2 MMcfe per day.

     Based primarily on the estimates reflected in the Company's year-end 1997 reserve reports, the Company anticipates that its net production in 1998 will be more than triple its net production during 1997 of 8,653 MMcfe. This is attributable primarily to seven Gulf of Mexico wells with proved nonproducing reserves at the end of 1997 that were expected to commence production at various times during 1998. The Company's average working interest in these seven wells is approximately 58%. Production in 1998 should also include contributions during the full period from four producing properties acquired in late-November 1997. Partially offsetting these additions will be expected lower production from Eugene Island Block 65, due to natural depletion-related declines and to mechanical impediments that may be remediable, but which reduced average daily net production on the property by approximately 6 MMcfe beginning mid-December 1997.

     The Company expects that its future net cash flow will be determined substantially by production levels and oil and gas prices. Certain costs per unit of production have significantly improved recently as the Company has commenced production in the Gulf of Mexico and are expected to continue to improve as scheduled increases in Gulf of Mexico production occur. Production taxes are not applicable to properties in federal waters. Lease operating expenses per unit tend to be significantly lower in the Gulf of Mexico than for the Company's Rocky Mountain properties, especially for flush production from relatively new Gulf of Mexico wells, and the Company does not expect its general and administrative expenses to increase proportionately as Gulf of Mexico production increases. As a result, net cash provided by operations is expected to increase by a greater percentage than production volumes, given an assumption of constant or rising oil and gas prices.

     MARKETING AND HEDGING TRANSACTIONS. The Company's production is generally sold under month-to-month contracts at prevailing prices. From time-to-time, however, as conditions are deemed to warrant, Basin has entered into hedging transactions or fixed price sales contracts for a portion of its oil and gas production. The purposes of these transactions are to limit the Company's exposure to future oil and gas price declines and achieve a more predictable cash flow. However, such contracts also limit the benefits the Company would realize if prices increase.

     As of February 12, 1998, Basin had entered into the following crude oil and natural gas price swap or collar arrangements covering the period beginning January 1, 1998:

                            Bbls or Mcf       Average Price
 Product                     Per Month       or Collar Range   Time Period
------------                -------------    ---------------   -----------
Entered into on or prior
 to December 31, 1997:
 Crude Oil                     10,000             $  23.50            1/98
 Crude Oil                     10,000             $  21.30      1/98-10/98
 Natural Gas                  450,000        $ 2.10-$ 2.54      1/98-04/98
Entered into subsequent
 to December 31, 1997:
 Natural Gas                1,200,000             $   2.30            3/98
 Natural Gas                1,350,000             $   2.29            4/98
 Natural Gas                1,050,000             $   2.34      5/98-09/98


     CREDIT FACILITY. The Credit Facility with a bank group led by NationsBank of Texas, N.A. provides for the interest rate on the Company's borrowings to be determined by reference to either NationsBank's prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The Credit Facility provides for borrowings to be revolving loans until August 1, 1999, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility has been amended to extend the revolving period. The borrowing base under the Credit Facility, established at $45 million as of November 1, 1997, is scheduled to be redetermined as of April 15, 1998 and generally at six-month intervals thereafter until converted into a term loan. Since the November 1, 1997 borrowing base determination, the Company has increased its proved oil and gas reserves through an acquisition and drilling activities, and management anticipates that the borrowing base will be increased from the current level at the time of the next redetermination. At December 31, 1997, the principal balance outstanding under the facility was $11 million, with a weighted average interest rate of 6.7%. The Credit Facility contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to the agreement governing the Credit Facility, certain of the Company's onshore properties are subject to mortgages in favor of the banks and the Company's remaining properties are subject to a negative pledge.

     CAPITAL EXPENDITURES. Since the beginning of 1996, Basin has focused its exploration activities in the shallow waters of the Gulf of Mexico, primarily off the coast of Louisiana. The Company's acquisition, development, and exploitation activities target opportunities in the vicinity of the Company's Gulf of Mexico exploration operations, in the Rocky Mountain region where Basin has a substantial existing base of proved reserves and producing wells, and in certain other major domestic producing basins where Basin believes significant upside potential exists.

     The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition.

     The Company's capital expenditures in 1997 totaled approximately $106 million. Approximately $49 million of this amount was used for acquisitions of proved properties and the remaining $57 million was used primarily for exploration and development activities, including investments in prospect leaseholds and geological and geophysical data, exploratory drilling, and completion and development activities. Almost 92% of these expenditures were associated with the Company's operations in the Gulf of Mexico, where the Company added an estimated 83 Bcfe of proved oil and gas reserves from extensions, discoveries, and purchases of reserves in-place, and significantly increased its inventory of exploratory prospects, in 1997. Activities in the Gulf of Mexico during 1997 included three acquisitions of proved properties and participation in eleven exploratory wells, eight of which have been or are expected to be completed as producers. One of the three wells that will not be completed also encountered apparent commercial hydrocarbons but was lost due to mechanical problems and may be sidetracked or redrilled. Expenditures outside of the Gulf of Mexico were primarily for exploitation and development of the Company's proved properties in the Rocky Mountain region.

     The Company currently estimates that its capital expenditures for exploration and development in 1998 will be approximately $80 million. This budget primarily provides for: participation in an estimated nine net (15 to 20 gross) exploratory wells in the Gulf of Mexico; development of six prospect discoveries made in the Gulf of Mexico in the second half of 1997; exploitation and development of five Gulf of Mexico properties acquired last year, including two wells drilled in 1997 that were under development at year-end; development of assumed 1998 prospect discoveries; investments in seismic data and prospect leaseholds (including $20.4 million provided for apparent winning bids at the Central Gulf of Mexico lease sale held March 18, 1998; see "PROPERTIES - Present Activities"); and continued exploitation of the Company's Rocky Mountain properties. Although several locations for planned 1998 exploratory drilling have been identified and other potential locations are held in inventory, a significant portion of the anticipated 1998 exploration budget is currently unallocated.

     The Company also intends to continue to pursue acquisitions of properties with proved and probable reserves as an integral part of the Company's overall business strategy, with the expectation that these efforts will result in potentially significant investment activity.

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

      The Company may significantly increase its capital expenditure budget for 1998 to respond to drilling opportunities that develop during the year in the Gulf of Mexico or potentially in new onshore focus areas, to fund development of a greater number or larger-sized exploratory successes than assumed, or for acquisitions of proved and probable reserves or prospect leaseholds. In such instance, the Company may consider raising additional capital through issuance of debt and/or equity securities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Consolidated Financial Statements that constitute Item 8 are attached at the end of this report. An index to the Consolidated Financial Statements appears in Item 14 of this report.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is incorporated by reference from the sections entitled "Management" and "Disclosure of Filings by Insiders" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 1998.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

                                                                            PAGE

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .   27

Consolidated Balance Sheets as of December 31, 1996 and 1997 . . . . . . .   28

Consolidated Statements of Operations for the years ended
          December 31, 1995, 1996, and 1997. . . . . . . . . . . . . . . .   29

Consolidated Statements of Cash Flow for the years
          ended December 31, 1995, 1996 and 1997 . . . . . . . . . . . . .   30

Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1995, 1996 and 1997 . . . . . .   31

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   32

     All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Basin Exploration, Inc.:

     We have audited the accompanying consolidated balance sheets of Basin Exploration, Inc., and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flow for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Basin Exploration, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP

Denver, Colorado,
  February 12, 1998.

BASIN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31 (in thousands, except share data)             1996       1997
-------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and Equivalents                                 $ 22,023   $    531
 Accounts Receivable                                     5,108      8,348
 Stockholder Note Receivable                               559         --
 Prepaids and Other                                      2,203      3,805
                                                      --------   --------
                                                        29,893     12,684
                                                      --------   --------
PROPERTY AND EQUIPMENT, at cost:
 Oil and Gas Properties, Under the Full Cost
   Method of Accounting -
    Proved                                              78,641    177,704
    Unproved                                             9,822     15,669
 Less Accumulated Depreciation, Depletion and
   Amortization                                        (36,581)   (46,284)
                                                      --------   --------
                                                        51,882    147,089
 Furniture and Equipment, Net                            2,918      2,086
                                                      --------   --------
                                                        54,800    149,175

OTHER ASSETS                                               264        100
                                                      --------   --------

                                                      $ 84,957   $161,959
                                                      --------   --------
                                                      --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable                                     $  2,724   $  8,087
 Accrued Liabilities                                     4,745     12,067
 Accrued Ad Valorem Taxes                                2,040      2,394
 Income Taxes Payable                                    1,000         19
 Current Portion of Long-Term Debt                         206        153
                                                      --------   --------
                                                        10,715     22,720

LONG-TERM DEBT, net of current portion                     218     11,053
OTHER LONG-TERM OBLIGATIONS                                513        266
DEFERRED INCOME TAXES                                    4,760      6,555
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
 Preferred Stock, Par Value $.01 Per Share;
   10,000,000 Shares Authorized, No Shares
   Issued and Outstanding                                  --          --
 Common Stock, $.01 Par Value, 50,000,000
   Shares Authorized, 10,757,000 and 13,833,000
   Shares Issued Respectively                              108        138
 Additional Paid-In Capital                             59,219    110,627
 Retained Earnings                                       9,556     12,012
 Common Stock Held In Treasury, At Cost,
   56,000 and 120,000 Shares, Respectively                (132)    (1,412)
                                                      --------   --------
                                                        68,751    121,365
                                                      --------   --------
                                                      $ 84,957   $161,959
                                                      --------   --------
                                                      --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

BASIN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31
(in thousands, except per share data)           1995         1996       1997
----------------------------------------------------------------------------
REVENUE:
 Oil Sales                                  $ 19,632     $11,292     $ 9,844
 Gas Sales                                    20,013       6,890      14,557
 Gain On Sale of Assets                          --       22,472         --
 Interest and Other                              831       1,009         319
                                            --------     -------     -------
                                              40,476      41,663      24,720
                                            --------     -------     -------
COSTS AND EXPENSES:
 Lease Operating Expenses                      8,196       4,776       4,600
 Production Taxes                              3,478       1,829       1,260
 Depreciation, Depletion, and Amortization    17,202       7,606      10,622
 General and Administrative, Net               5,498       3,850       3,694
 Interest and Other                            6,929       2,272         764
 Property Impairment                          26,500          --          --
                                            --------     -------     -------
                                              67,803      20,333      20,940
                                            --------     -------     -------

INCOME (LOSS) BEFORE INCOME TAXES            (27,327)     21,330       3,780
INCOME TAX (PROVISION) BENEFIT                 7,784      (5,760)     (1,324)
                                            --------     -------     -------
NET INCOME (LOSS)                           $(19,543)    $15,570     $ 2,456
                                            --------     -------     -------
                                            --------     -------     -------
BASIC:
 Earnings (Loss) Per Share                  $  (1.82)    $  1.45     $   .22
 Weighted Average Shares Outstanding          10,710      10,700      11,228
DILUTED:
 Earnings (Loss) Per Share                  $  (1.82)    $  1.45     $   .22
 Weighted Average Shares Outstanding          10,710      10,730      11,345


The accompanying notes are an integral part of these consolidated financial statements.

BASIN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

For the years ended December 31 (in thousands)               1995        1996         1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $(19,543)   $ 15,570     $  2,456
    Adjustments To Reconcile Net Income (Loss)
     To Net Cash Provided By Operating Activities -
     Gain On Sale of Assets                                    --     (22,472)          --
     Depreciation, Depletion and Amortization              17,202       7,606       10,622
     Deferred Income Tax Expense (Benefit)                 (7,784)      4,760        1,795
     Property Impairment                                   26,500         --            --
     Stock Compensation Expense                               302          98          439
     Amortization of Debt Issuance Costs                      373         118           --
     Other                                                     --          --          (15)
Changes In Operating Assets and Liabilities -
    Decrease (Increase) In -
     Restricted Cash                                        (  75)        578           --
     Receivables                                            2,594       1,664       (3,188)
     Prepaids and Other                                       206      (1,861)      (1,438)
   (Decrease) Increase In -
     Accounts Payable and Accrued Liabilities              (6,947)        103        5,692
     Ad Valorem Taxes and Other                            (1,073)     (2,255)         107
     Unearned Income                                       (1,435)        --            --
     Income Taxes Payable                                     --        1,000         (981)
                                                         --------    --------     --------
  Net Cash Provided By Operating Activities                10,320       4,909       15,489
                                                         --------    --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Additions                                       (17,782)    (27,741)     (98,245)
  Proceeds From Sale of Property and Equipment              3,941     125,625          195
  Asset Sale Transaction Costs                                 --      (5,257)          --
                                                         --------    --------     --------
  Net Cash Provided By (Used In) Investing Activities     (13,841)     92,627      (98,050)
                                                         --------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Notes Payable and Long-Term Debt            4,937       8,594       53,000
  Principal Payments On Notes Payable                      (5,150)    (85,517)     (42,218)
  Proceeds From Sale of Stock, Net                             --          84       50,320
  Purchase of Treasury Stock and Options                      (47)       (287)         (33)
                                                         --------    --------     --------
  Net Cash Provided By (Used In) Financing Activities        (260)    (77,126)      61,069
                                                         --------    --------     --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (3,781)     20,410      (21,492)
CASH AND EQUIVALENTS, Beginning of Year                     5,394       1,613       22,023
                                                         --------    --------     --------
CASH AND EQUIVALENTS, End of Year                        $  1,613    $ 22,023     $    531
                                                         --------    --------     --------
                                                         --------    --------     --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Paid For Interest                                 $  6,111    $  2,327     $    637
  Cash Paid For Taxes                                    $     --    $     --     $    981


The accompanying notes are an integral part of these consolidated financial statements.

BASIN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 1995, 1996 and 1997 (in thousands)

                                                                                                    Retained
                                             Common Stock       Additional     Treasury Stock       Earnings
                                            ................      Paid-In    ..................   (Accumulated  Stockholders'
                                            Shares    Amount      Capital    Shares     Amount      Deficit)       Equity
                                            ------    ------    ----------   ------     ------    ------------  -------------
BALANCES, December 31, 1994                 10,692    $  107     $ 58,986     (13)     $   (47)    $ 13,529      $ 72,575
 Purchase of Treasury Stock                     --        --           --     (19)         (47)          --           (47)
 Issuance and Vesting of Restricted
 Stock and Stock Options                        32        --          302      --           --           --           302
 Net Loss                                       --        --           --      --           --      (19,543)      (19,543)
                                            ------     -----     --------    ----      -------     --------      --------
BALANCES, December 31, 1995                 10,724       107       59,288     (32)         (94)      (6,014)       53,287
 Purchase of Treasury Stock
 and Options                                    --        --         (250)    (24)         (38)          --          (288)
 Issuance and Vesting of Restricted
  Stock and Stock Options                       33         1          181      --           --           --           182
 Net Income                                     --        --           --      --           --       15,570        15,570
                                            ------     -----     --------    ----      -------     --------      --------
BALANCES, December 31, 1996                 10,757       108       59,219    ( 56)        (132)       9,556        68,751
 Issuance of Common Stock                    3,001        30       51,340      --           --           --        51,370
 Common Stock Offering Costs                    --        --         (499)     --           --           --          (499)
 Purchase of Treasury Stock                     --        --           --     (64)      (1,280)          --        (1,280)
 Issuance and Vesting of Restricted Stock       75        --          567      --           --           --           567
 Net Income                                     --        --           --      --           --        2,456         2,456
                                            ------     -----     --------    ----      -------     --------      --------
BALANCES, December 31, 1997                 13,833     $ 138     $110,627    (120)     $(1,412)    $ 12,012      $121,365
                                            ------     -----     --------    ----      -------     --------      --------
                                            ------     -----     --------    ----      -------     --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND OPERATIONS - The consolidated financial statements include the financial statements of Basin Exploration, Inc. and its wholly owned subsidiaries, (collectively referred to as "Basin" or the "Company"). Basin, as operator of jointly owned oil and gas properties, sells a significant amount of such production to certain major customers (see Note 8), and pays vendors for oil and gas services. Joint interest receivables are subject to collection under terms of operating agreements which generally provide lien rights.

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

     CASH EQUIVALENTS - Cash equivalents are comprised of highly liquid instruments with original maturities of three months or less. The total carrying amount of cash and equivalents approximates the fair value of such instruments.

     OIL AND GAS PROPERTIES - The Company follows the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the development, exploration and acquisition of oil and gas properties are capitalized in the Company's one cost center (full cost pool), which is the continental United States including the Gulf of Mexico. Payroll and other internal costs capitalized include salaries and related fringe benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties as well as all other directly identifiable, internal costs associated with these activities. Payroll and other internal costs associated with production operations and general corporate activities are expensed in the period incurred. Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on prevailing prices and are amortized to expense, along with the capitalized costs discussed above, using the unit-of-production method based upon actual production and estimates of proved reserve quantities. Accumulated depreciation, depletion and amortization is recorded on the balance sheet as a reduction to property, plant and equipment costs. Proceeds from sales of oil and gas properties are credited to the full cost pool with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas.

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

     FURNITURE AND EQUIPMENT - Furniture and equipment is depreciated over estimated useful lives of five to seven years. Maintenance and repair costs are expensed as incurred.

     INCOME TAXES - The Company computes income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of those assets and liabilities. SFAS 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

     HEDGING ACTIVITIES - The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. Commodity derivatives contracts, which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The oil and gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas revenue when the associated production occurs and the resulting cash flows are reported as cash flows from operating activities. Gains and losses from commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss would be recognized currently to the extent the commodity derivatives contract did not offset changes in actual oil and gas prices.

     As of February 12, 1998, the Company was a party to product swap or collar arrangements for 1998 as follows:

                                                 Average
                               Bbls or Mcf   Fixed Price or
Product                         Per Month      Collar Range     Time Period
---------------                ------------  ----------------   ------------
Entered into on or prior to
 December 31, 1997:
Crude Oil                         10,000           $ 23.50            1/98
Crude Oil                         10,000           $ 21.30      1/98-10/98
Natural Gas                      450,000       $2.10-$2.54      1/98-04/98

Entered into subsequent to
 December 31, 1997:
Natural Gas                    1,200,000            $ 2.30            3/98
Natural Gas                    1,350,000            $ 2.29            4/98
Natural Gas                    1,050,000            $ 2.34      5/98-09/98


     In accordance with SFAS 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of its hedging arrangements at December 31, 1997, utilizing the then-applicable crude oil and natural gas strips. While it is not the Company's intention to terminate any of the arrangements, it is estimated that the Company would have received approximately $350,000 to terminate the then-existing arrangements on December 31, 1997. Due to the volatility of crude oil and natural gas prices, the fair market value may not be representative of the actual gain or loss that will be realized by the Company in 1998.

     The Company recognized a reduction in oil revenue of $115,000, $480,000, and $144,000 under hedging agreements in 1995, 1996 and 1997, respectively. The Company recognized a reduction in gas revenue of $383,000 under hedging agreements in 1997.

     EARNINGS (LOSS) PER SHARE - The Company adopted SFAS 128, "Earnings Per Share," beginning with the fourth quarter of 1997. All prior period earnings per share have been restated to conform to the provisions of the statement. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in 1995 because they were antidilutive as a result of the Company's net loss in that year. Options to purchase 171,500 and 30,000 shares in 1996 and 1997, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common stock.

     COMPREHENSIVE INCOME - The Company adopted SFAS 130, "Comprehensive Income," beginning with the fourth quarter of 1997. There are no components of comprehensive income which have been excluded from net income and, therefore no separate statement of comprehensive income has been presented.

(2)  ACQUISITIONS AND DIVESTITURES OF OIL AND GAS PROPERTIES

     In February 1996, the Company entered into agreements pursuant to which it sold all of its assets in the D-J Basin in two transactions closed in March and June 1996, for an aggregate sales price of $123,500,000, effective January 1, 1996. Combined, these transactions resulted in Basin selling its interests in approximately two-thirds of its producing wells and 70% of its proved oil and gas reserves at December 31, 1995. Because the second transaction constituted the sale of a significant portion of the Company's total oil and gas reserves which would significantly alter the relationship between the Company's capitalized costs and its proved reserves, net capitalized costs of oil and gas properties were allocated between the reserves sold and retained based upon their estimated relative reserve quantities as of June 7, 1996 and a resulting gain of approximately $22,500,000 was recognized. A portion of the proceeds from the sales was used to payoff all outstanding bank debt and residual proceeds, net of transaction costs, were invested in short-term interest bearing cash equivalents until redeployed into oil and gas properties. Revenue and expenses associated with the sold properties were included in the Company's results of operations through the respective closing dates. Basin consummated an acquisition of certain oil and gas properties from Midcon Offshore, Inc. ("Midcon") on November 26, 1997. The purchase price was approximately $31.3 million, subject to normal post-closing adjustments. Basin was the high bidder at a bankruptcy court proceeding conducted to sell such assets. The principal assets acquired were working interests in six federal outer continental shelf blocks in the Gulf of Mexico, and the related platforms and production facilities. Approximately $5 million of the purchase price was attributed to prospective drilling and recompletion locations. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired assets have been included in the Company's consolidated financial statements since the consummation date. The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year. The pro forma data is for informational purposes only and is not necessarily indicative of the results of operations which would actually have occurred had the transaction been consummated on January 1 or which may occur in the future due to several factors, including, but not limited to, commencement of production from new wells that has occurred during or subsequent to the periods presented.

                                                      Year Ended December 31,
(in thousands, except per share amounts)                1996           1997
                                                      -------        -------
Revenue                                               $52,309        $33,079
Net Income (Loss)                                      13,152           (574)
Earnings (Loss) Per Share:
  Basic                                                  1.23          (0.05)
  Diluted                                                1.23          (0.05)


(3)  LONG-TERM DEBT

                                                       December 31,
(in thousands)                                       1996       1997
                                                    -----     -------
Revolving Credit Facility                           $   0     $11,000
Other Notes                                           424         206
                                                    -----     -------
                                                      424      11,206
          Less: Current Portion                      (206)       (153)
                                                    -----     -------
Long-term Debt, Net of Current Portion              $ 218     $11,053
                                                    -----     -------
                                                    -----     -------

     On August 6, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility") with its existing bank group. The Credit Facility provides for the interest rate on borrowings to be determined by reference to the prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's applicable debt-to-capitalization ratio at the time. The Credit Facility provides for borrowings to be revolving loans until August 1, 1999, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility has been amended to extend the revolving period. The borrowing base under the Credit Facility, established at $45,000,000 in November 1997, is scheduled to be redetermined as of April 15, 1998 and generally at six-month intervals thereafter until converted into a term loan. The Credit

Facility contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to the agreement governing the Credit Facility, certain of the Company's onshore properties are subject to mortgages in favor of the banks and the Company's remaining properties are subject to a negative pledge. The weighted average interest rate on borrowings outstanding under the Credit Facility at December 31, 1997 was 6.7%.

Debt is payable as follows (in thousands):

          1998                                      $   153
          1999                                           53
          2000                                          688
          2001                                        2,750
          2002                                        2,750
          Thereafter                                  4,812
                                                    -------
                                                    $11,206
                                                    -------
                                                    -------

(4)  BENEFIT PLANS

     401(k) SAVINGS - The Company has a 401(k) profit sharing plan (the "Plan"). Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, at its discretion, up to 6 percent of the employee's eligible compensation. The Company has historically matched the first three percent of employees' eligible compensation that is contributed under the Plan. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company expensed $195,000, $96,000, and $183,000, with respect to the Plan for the years ended December 31, 1995, 1996 and 1997, respectively.

     STOCK PLAN - Under the Company's Employees' Equity Incentive Plan and Non-Employee Directors' Stock Option Plan, officers, key employees, consultants and directors of the Company are eligible to receive incentive stock options, non-qualified stock options, restricted stock and performance shares. The restricted stock and performance shares awarded under the plan entitle the grantee to the rights of a shareholder, including the right to receive any dividends and to vote such shares, but the shares are restricted as to sale, transfer or encumbrance. At December 31, 1997, a total of approximately 1,300,000 shares were available for grant under the plans. Options granted generally vest over three to four years, and expire after ten years. A total of 869,000 shares of the Company's common stock are subject to such plans as of December 31, 1997, including 95,500 nonvested shares of restricted stock and performance shares and 773,500 outstanding stock options.

The following table summarizes the changes in stock options:

                                              Year Ended December 31,
                                              1995      1996      1997
                                           --------  --------   -------
Balance, beginning of period                541,833   702,500   649,000
Granted                                     265,000   252,500   202,500
Exercised                                       --    (33,500)  (78,000)
Forfeited/Canceled                         (104,333) (272,500)       --
                                           --------  --------   -------
Balance, end of period                      702,500   649,000   773,500
                                           --------  --------   -------
                                           --------  --------   -------

Additional information regarding the outstanding options at December 31, 1997, is as follows:

   Range of        Number of     Weighted     Weighted Average  Number of     Weighted
Exercise Prices     Options       Average      Remaining Life    Options       Average
   Per Share      Outstanding  Exercise Price     in Years     Exercisable  Exercise Price
   ---------      -----------  --------------     --------     -----------  --------------
$13.25 - $ 20.38    119,000        $15.71           6.9           51,500       $14.35
$ 7.63 - $ 11.00    165,000        $ 9.64           5.4          115,000       $ 9.44
$ 5.13 - $  7.00    257,500        $ 6.19           8.6           79,167       $ 6.04
$ 3.88 - $  4.94    232,000        $ 4.39           8.1           97,833       $ 4.42
                    -------        ------           ---          -------       ------
                    773,500        $ 7.85           7.4          343,500       $ 7.96
                    -------        ------           ---          -------       ------
                    -------        ------           ---          -------       ------

     Options to purchase an additional 320,000 shares of common stock at a weighted average price of $15.70 per share were granted in February 1998.

     The Company granted 32,000, 25,000, and 23,000 shares of restricted stock during 1995, 1996 and 1997, respectively. Related compensation expense was recognized in the amounts of approximately $205,000, $98,000, and $120,000 for the years ended December 31, 1995, 1996, and 1997, respectively. Cumulatively through December 31, 1997, 53,500 shares of restricted stock had been forfeited, 50,000 shares were no longer subject to restriction, and 40,500 shares of restricted stock remained subject to forfeiture. An additional 40,000 shares of restricted stock were granted in February 1998.

     The Company granted 55,000 performance shares during 1997. In order for the performance shares to be released to the grantee, the Company must attain certain performance goals by the end of a three-year performance cycle which begins with the year of award. Related compensation expense was recognized in the amount of $447,000 for the year ended December 31, 1997. An additional 50,000 performance shares were granted in February 1998.

     In connection with the acquisition of Sterling Energy Corp. in November 1994, the Company issued warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $14.00 per share. Such warrants became exercisable on October 13, 1994 and have an expiration date of December 31, 1999. During 1997, 48,523 warrants were exercised. The remaining 251,477 warrants were outstanding at December 31, 1997.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for 1996 and after and recommends a fair value based method of accounting for employee stock compensation, including stock options. However, companies may choose to account for stock compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company has elected to continue to account for stock compensation using the intrinsic value based method.

     Had the Company elected to follow SFAS 123, the fair value of each option grant would have been estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions and effects:

                                               Year Ended December 31,
                                             1995         1996      1997
                                           ---------   ---------  ---------
Assumptions:
  Risk Free Interest Rate                     6.75%      6.75%     5.75%
  Expected Dividend Yield                        0%         0%        0%
  Expected Life in Years                          5          5         5
  Expected Volatility                           55%        55%       58%
Weighted Average
  Fair Value Per Share                     $   2.96    $  2.73    $ 5.66
Pro Forma Net Income
  (Loss)(in thousands)                     $(19,578)   $15,468    $2,285
Pro Forma Diluted Earnings
  (Loss) Per Share                         $  (1.83)   $  1.44    $  .20


(5)  COMMITMENTS AND CONTINGENCIES

     LEASES - The Company is the primary obligor under various noncancelable office space operating lease arrangements. The Company also subleases certain office space to and from third parties under various noncancelable lease arrangements. The following is a schedule of future minimum lease payments under these leases:

                                     Future minimum          Future minimum
                                  lease obligations          lease receipts
                                  -----------------          --------------
(in thousands)
1998                                    $1,070                     $502
1999                                     1,031                      478
2000                                       132                       --
                                        ------                     ----
                                        $2,233                     $980
                                        ------                     ----
                                        ------                     ----

     Payments related to these lease obligations were approximately $710,000, $707,000, and $990,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Related receipts were $18,000, $89,000 and $502,000 for the years ended December 31, 1995, 1996 and 1997.

     LEGAL PROCEEDINGS - The Company, from time to time, is involved in various legal and administrative proceedings and claims of various types which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, in the opinion of management, none of these actions, either individually or in the aggregate will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

(6)  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                   Year Ended December 31,
(in thousands)                                1995      1996      1997
                                            -------    ------   --------
Current Provision (Benefit):
  Federal                                   $    --    $  950   $  (434)
  State                                          --        50       (37)
                                            -------    ------   --------
                                                 --     1,000      (471)
                                            -------    ------   --------
Deferred Provision (Benefit):
  Federal                                    (6,970)    4,760     1,795
  State                                        (814)       --       --
                                            -------    ------   --------
                                             (7,784)    4,760     1,795
                                            -------    ------   --------
Provision (Benefit)
  For Income Taxes                          $(7,784)   $5,760   $ 1,324
                                            -------    ------   --------
                                            -------    ------   --------

     Reconciliations of income tax provisions (benefit) computed at the federal statutory rate with income tax provisions recorded by the Company for each of the past three years are as follows:

                                              Year Ended December 31,
(in thousands)                                1995      1996      1997
                                           --------   -------    ------
Income (Loss) Before Income Taxes          $(27,327)  $21,330    $3,780
Computed Tax at The Applicable
  Federal Statutory Rate                   $ (9,291)  $ 7,252    $1,285
State Income Tax,
  Net of Federal Tax Benefits                  (689)      704        39
Deferred Tax
  Assets Valuation Allowance                  2,196    (2,196)       --
                                           --------   -------    ------
Income Tax Provision (Benefit)             $ (7,784)  $ 5,760    $1,324
                                           --------   -------    ------
                                           --------   -------    ------

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                         December 31,
(in thousands)                                        1996         1997
                                                    -------      -------
Deferred Tax Liabilities:
  Oil and Gas Properties
  and Equipment                                     $ 6,235      $ 7,581
Deferred Tax Assets:
  Alternative Minimum Tax
  Credit Carryforward                                (1,475)      (1,026)
                                                    -------      -------
Net Deferred Tax Liability                          $ 4,760      $ 6,555
                                                    -------      -------
                                                    -------      -------

     As of December 31, 1997, the Company has alternative minimum tax credit carryforwards for income tax purposes of approximately $1,026,000 which may be utilized to reduce future tax liability of the Company. These carryforwards have no expiration date.

(7)  RELATED PARTY TRANSACTIONS

     Prior to the IPO, the Company advanced $559,000 to its principal stockholder at an annual interest rate of 9 percent. Pursuant to the terms of the note, the principal stockholder elected to surrender 28,217 shares of Basin's common stock to the Company in the fourth quarter of 1997 to settle the note. The surrendered shares are reflected as treasury stock in the accompanying statement of changes in stockholders' equity.

(8)  OIL AND GAS ACTIVITIES

     The Company's oil and gas operations are conducted solely in the United States. Certain information concerning these activities follows:

     MAJOR PURCHASERS - The following parties purchased ten percent or more of the Company's oil and gas production.

                                                 Year Ended December 31,
Purchaser                                      1995      1996      1997
                                               ----      ----      ----
Texaco                                           (a)       (a)      46%
PanEnergy                                       62%       43%        (a)
Eighty-Eight Oil Company                        16%       26%       21%
(a) less than ten percent


     SECTION 29 TAX CREDITS - The Company received $1,500,000 in 1995, for transferred Section 29 tax credits associated with its gas production. Such proceeds were recorded as unearned income and recognized as incremental gas revenues as the gas was produced and the credits earned. The Company recognized approximately $2,857,000 of gas sales during the year ended December 31, 1995 related to amortization of such unearned income, including certain payments received in prior periods.

     Costs Incurred - Costs incurred in oil and gas operations and related depletion per equivalent unit-of- production were as follows:

                                                    Year Ended December 31,
(in thousands, except for gas equivalent data)    1995     1996        1997
                                                -------   ------     --------
Property Acquisition-
 Unproved                                       $ 2,429   $ 5,056(1) $ 11,057(1)
 Proved                                           3,889     3,067      48,680
Exploration Costs                                 2,003    10,250      27,995
Development Costs                                 7,427     4,472      17,901
                                                -------   ------     --------
Gross Expenditures                              $15,748   $22,845    $105,633
                                                -------   ------     --------
                                                -------   ------     --------
Depletion Per One Thousand
 Cubic Feet of Gas Equivalent                   $ 0.84    $  0.82    $   1.12
                                                -------   ------     --------
                                                -------   ------     --------

(1) Excludes $4,914,000 and $1,113,000 of costs recouped through the resale of partial interests in prospects to industry partners in 1996 and 1997, respectively.

     COSTS NOT BEING AMORTIZED - Oil and gas property costs not being amortized at December 31, 1997, consisted of $15,669,000 of leasehold and seismic costs, of which $168,000, $2,636,000 and $12,865,000 were incurred in 1995, 1996 and
1997, respectively. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within three years.

UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projected future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data and standardized measures set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geologic success, prices, future production levels and costs, that may not prove correct over time. Predictions of future production levels are subject to great uncertainty, and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Oil and gas prices have fluctuated widely in recent years. The calculated weighted average sales prices utilized for the purposes of estimating the Company's proved reserves and future net revenue were: $18.64 per barrel of oil and $1.56 per Mcf of gas at December 31, 1995; $25.35 per barrel of oil and $3.02 per Mcf of gas at December 31, 1996; and $16.34 per barrel of oil and $2.32 per Mcf of gas at December 31, 1997. Estimated reserve quantities and standardized measures set forth herein utilize such prices (which were based on prevailing sales prices at the time) held constant in future periods and a 10% discount rate.

     The following tables are based upon estimates of onshore reserves prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc., and upon estimates of offshore reserves prepared by Ryder Scott Company Petroleum Engineers or by the Company's engineers and audited by Ryder Scott Company Petroleum Engineers. All of the Company's reserves are located in the United States.

ANALYSES OF CHANGES IN PROVED RESERVES

     The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

                                                         OIL             GAS
                                                       (MBbls)          (MMcf)
                                                       -------         --------
Balance, December 31, 1994                             15,141          156,330
  Revisions                                            (1,656)         (21,172)
  Extensions, Discoveries and Additions                   931           10,936
  Production                                           (1,153)         (12,833)
  Sales of Reserves In-place                             (751)          (4,957)
  Purchases of Reserves In-place                           94            3,132
                                                       -------         --------
Balance, December 31, 1995                             12,606          131,436
  Revisions                                                52             (451)
  Extensions, Discoveries and Additions                    49            6,391
  Production                                             (564)          (4,776)
  Sales of Reserves In-place                           (6,559)        (104,140)
  Purchases of Reserves In-place                        2,286            1,253
                                                       -------         --------
Balance, December 31, 1996                              7,870           29,713
  Revisions                                            (1,439)          (6,488)
  Extensions, Discoveries and Additions                 1,458           32,911
  Production                                             (524)          (5,509)
  Sales of Reserves In-place                              (56)          (1,015)
  Purchases of Reserves In-place                          845           39,922
                                                       -------         --------
Balance, December 31, 1997                              8,154           89,534
                                                       -------         --------
                                                       -------         --------
Proved Developed Reserves -
  December 31, 1995                                     8,397          106,410
  December 31, 1996                                     4,046           19,182
  December 31, 1997                                     4,863           82,571


STANDARDIZED MEASURE

    The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves:

                                                            December 31,
(in thousands)                      1995             1996          1997
                                 ---------        ---------      --------
Future Production Revenues       $ 439,415        $ 289,105      $341,310
Future Production Costs           (155,087)        (108,522)      (79,550)
Future Development Costs           (45,907)         (20,583)      (40,829)
Future Income Taxes                (25,644)         (39,101)      (31,723)
                                 ---------        ---------      --------
Future Net Cash Flows              212,777          120,899       189,208
Discount                           (95,529)         (57,593)      (53,726)
                                 ---------        ---------      --------
Standardized Measure
 of Discounted Future
 Net Cash Flows(1)               $ 117,248        $  63,306      $135,482
                                 ---------        ---------      --------
                                 ---------        ---------      --------

(1) Total future net cash flows before income taxes discounted at 10% per annum are $129,068,000, $83,656,000, and $160,230,000 as of December 31, 1995,
     1996 and 1997, respectively.

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

     A summary of changes in the standardized measure of discounted future net cash flows is as follows:

                                                     Year Ended December 31,
(in thousands)                                   1995        1996         1997
                                               --------    --------    --------
Standardized Measure of Discounted Future
 Net Cash Flows, Beginning of Year             $141,352    $117,248    $ 63,306
Changes in Sales Prices and Production Costs     (8,382)     17,693     (34,217)
Changes in Estimated Future
 Development Costs                                  448      (1,819)      6,973
Sales of Minerals-in-place                       (3,866)    (83,530)     (1,019)
Purchase of Minerals-in-place                     2,696      10,887      65,644
Revisions of Previous Quantity Estimates        (18,026)       (169)    (11,065)
Costs Incurred That Reduced Future
 Development Costs                                5,422          --       2,253
Extensions, Discoveries and Improved Recovery     7,086      16,286      67,973
Sales of Oil and Gas, Net of Production
 Costs and Taxes                                (27,971)    (11,577)    (18,541)
Accretion of Discount                            16,286      12,907       8,366
Net Change in Future Income Taxes                 9,665      (8,530)     (4,398)
Changes in Production Rates (Timing) and Other   (7,462)     (6,090)     (9,793)
                                               --------    --------    --------
Standardized Measure of Discounted Future
 Net Cash Flows, End of Year                   $117,248    $ 63,306    $135,482
                                               --------    --------    --------
                                               --------    --------    --------

UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

(in thousands, except per share amounts)
                               First    Second   Third   Fourth     Total
                              ------   -------   ------  -------   -------
1996
Revenue                       $7,576   $27,680   $3,015  $ 3,392   $41,663
Gross profit from operations   5,084     3,295    1,484    1,714    11,577
Net income (loss)               (916)   16,375        2      109    15,570
Earnings (loss) per share:
 Basic                          (.09)     1.53       --      .01      1.45
 Diluted                        (.09)     1.52       --      .01      1.45

1997
Revenue                       $3,412   $ 2,566   $6,906  $11,836   $24,720
Gross profit from operations   1,814     1,269    5,589    9,869    18,541
Net income (loss)                  9      (570)     966    2,051     2,456
Earnings (loss) per share:
 Basic                            --      (.05)     .09      .16       .22
 Diluted                          --      (.05)     .09      .16       .22


GROSS PROFIT FROM OPERATIONS IS COMPRISED OF OIL AND GAS SALES LESS LEASE OPERATING EXPENSES AND PRODUCTION TAXES. EARNINGS (LOSS) PER SHARE IS COMPUTED INDEPENDENTLY FOR EACH OF THE QUARTERS PRESENTED AND THEREFORE MAY NOT SUM TO THE TOTALS FOR THE YEAR.

     (a)(3) Exhibits

     EXHIBIT
      NUMBER                    DESCRIPTION OF EXHIBITS
     -------                    -----------------------
       2.1    -- Agreement and Plan of Merger between Sterling Energy Corporation,
                 Basin Energy, Inc. and Basin Exploration, Inc. dated October 13,
                 1994(5)
       2.2    -- Plan of Merger between Basin Sterling, Inc. and Basin
                 Exploration, Inc. dated November 22, 1994(5)
       2.3    -- Plan of Merger between Basin Operating Company and Basin
                 Exploration, Inc. dated December 14, 1994(8)
       3.1    -- Restated Certificate of Incorporation of Basin.(2)
       3.2    -- Restated Bylaws of Basin.(2)
       4.1    -- Common Stock Certificate of Basin.(2)
      10.1    -- Equity Incentive Plan as amended April 28, 1997.(13)
      10.3    -- Key Employee Participation Plan.(2)
      10.4    -- Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith.(3)
      10.5    -- Gulf Coast Geoscientist Overriding Royalty Interest Plan dated
                 November 30, 1995.(10)
      10.6    -- Form of Rights Agreement dated as of February 24, 1996, between
                 Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as
                 Rights Agent.(9)
      10.7    -- Performance Shares Plan approved February 4, 1997.(12)
      10.8    -- Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(10)
      10.9    -- Employment Agreement dated August 28, 1995 between Basin
                 Exploration, Inc. and Samuel D. Winegrad.(10)
     10.10    -- Employment Agreement dated June 28, 1995 between Basin
                 Exploration, Inc. and Neil L. Stenbuck.(10)
     10.11    -- Employment Agreement dated November 10, 1995 between Basin
                 Exploration, Inc. and David A. Pustka.(10)
     10.12    -- Employment Agreement dated February 23, 1996 between Basin
                 Exploration, Inc. and Thomas J. Corley.(12)
     10.13    -- Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration, Inc., as New Tenant, and FC Tower Property Partners, L.P., as
                 Landlord.(9)
     10.16    -- Agreement for Purchase and Sale of Assets (Monetization) dated
                 February 24, 1996 by and between Basin Exploration, Inc., HS
                 Resources, Inc. and Orion Acquisition, Inc.(7)
     10.17    -- Agreement for Purchase and Sale of Assets (Wattenberg), dated
                 February 24, 1996 by and between Basin Exploration, Inc., HS
                 Resources, Inc. and Orion Acquisition, Inc.(7)
     10.18    -- Lease of Office Space dated September 25, 1992, between
                 Brookfield Republic Inc. and Basin Operating Company, as
                 amended(4+)
     10.19    -- First Lease of Additional Office Space dated as of December 1,
                 1994, between Brookfield Republic, Inc. and Basin Operating
                 Company.(6+)
     10.20    -- Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of
                 California, N.A. and NationsBank of Texas, N.A.(11)
     10.21    -- Purchase and Sale Agreement dated February 13, 1997, between
                 Hall-Houston Oil Company et al as Sellers and Basin Exploration,
                 Inc. as Buyer.(12+)
     10.22    -- First Amendment of Amended and Restated Credit Agreement dated
                 August 6, 1996 between the Company and Colorado National Bank,
                 Union Bank of California, N.A. and NationsBank of Texas, N.A.
                 dated June 11, 1997 (14)
     10.23    -- Order of the United States Bankruptcy Court for the Southern
                 District of Texas Corpus Christi Division, dated November 18,
                 1997, with exhibits, including the Agreement of Purchase and
                 Sale.(15)
     10.24    -- Second Amendment of Amended and Restated Credit Agreement dated
                 August 6, 1996 between the Company and Colorado National Bank,
                 Union Bank of California, N.A. and NationsBank of Texas, N.A.
                 dated November 1, 1997 (1)

     21       -- Subsidiaries.(1)
     23.1     -- Consent of Arthur Andersen LLP (1)
     23.2     -- Consent of Netherland, Sewell & Associates, Inc.(1)
     23.3     -- Consent of Ryder Scott Company (1)
     27       -- Financial Data Schedule (1)

---------------

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

  (15) Filed as an Exhibit to Form 8-K filed on December 11, 1997, and incorporated herein by reference.

   + Confidential treatment has been granted for portions of these Exhibits.

     (b) Reports on Form 8-K

The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report:

Date of Report     Filed on          Item #           Topic
--------------     --------          ------           -----
October 23, 1997   October 24, 1997    7     Form of Underwriting Agreement
November 7, 1997   November 12, 1997   5     Agreement to acquire certain assets
                                             from Midcon Offshore, Inc.
November 26, 1997  December 11, 1997   2     Consummation of acquisition from
                                             Midcon Offshore, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BASIN EXPLORATION, INC.



                                     By: /s/ MICHAEL S. SMITH
                                        -------------------------------------
Date: March 26, 1998                       Michael S. Smith
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           AND CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                  Title                           Date
       ---------                  -----                           ----


/s/ MICHAEL S. SMITH     President, Chief Executive            March 26, 1998
------------------------ Officer and Chairman of the
  Michael S. Smith       Board (Principal Executive Officer)

/s/ HOWARD L. BOIGON     Vice President - General Counsel,     March 26, 1998
------------------------ Secretary and Director
  Howard L. Boigon

/s/ NEIL L. STENBUCK     Vice President, Chief Financial       March 26, 1998
------------------------ Officer and Director
  Neil L. Stenbuck

 /s/ JAMES A. TUELL      Controller, Principal Accounting      March 26, 1998
------------------------ Officer
   James A. Tuell

/s/ DONALD H. ANDERSON   Director                              March 26, 1998
------------------------
 Donald H. Anderson

 /s/ JOHN F. GREENE      Director                              March 26, 1998
------------------------
   John F. Greene

 /s/ J. PAUL HELLSTROM   Director                              March 26, 1998
------------------------
   J. Paul Hellstrom

/s/ MICHAEL A. NICOLAIS  Director                              March 26, 1998
------------------------
  Michael A. Nicolais

 /s/ LARRY D. UNRUH      Director                              March 26, 1998
------------------------
   Larry D. Unruh

                                   EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            ----------------------


 10.24    -- Second Amendment of Amended and Restated Credit Agreement dated
             August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A. dated November 1, 1997
    21    -- Subsidiaries
  23.1    -- Consent of Arthur Andersen LLP
  23.2    -- Consent of Netherland Sewell & Associates, Inc.
  23.3    -- Consent of Ryder Scott Company
    27    -- Financial Data Schedule