Form 10-Q
period 1998-03-31
BASIN EXPLORATION INC
filed 1998-05-14
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

           [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                       OR

           [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                   ------    ------

                         Commission File Number 0-20125

                             BASIN EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                         84-1143307
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)          Identification No.)

          370 17TH STREET, SUITE 3400, DENVER, CO          80202
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

                               YES  X   NO
                                  -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                       Outstanding at
                     Class                             April 30, 1998
         ----------------------------                ------------------
         Common stock, $.01 par value                 13,840,000 shares

                             BASIN EXPLORATION, INC.


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of
         December 31, 1997 and March 31, 1998...............................   3

         Consolidated Statements of Operations for the
         three months ended March 31, 1997 and 1998.........................   5

         Consolidated Statements of Changes in
         Stockholders' Equity...............................................   6

         Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1998.........................   7

         Notes to Consolidated Financial Statements.........................   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................   9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  18


SIGNATURES..................................................................  20


                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998


                                     ASSETS
 (In thousands)
                                                          December 31,   March 31,
                                                              1997         1998
                                                          -----------    ---------
 CURRENT ASSETS
   Cash and equivalents                                     $     531    $     248
   Accounts receivable                                          8,348       14,447
   Prepaids and other                                           3,805        3,670
                                                            ---------    ---------

                                                               12,684       18,365
                                                            ---------    ---------
 PROPERTY AND EQUIPMENT, at cost:
 Oil and gas properties, under the full
   cost method of accounting
     Proved                                                   177,704      198,724
     Unproved                                                  15,669       14,934
 Less accumulated depreciation,
   depletion and amortization                                 (46,284)     (52,031)
                                                            ---------    ---------
                                                              147,089      161,627
 Furniture and equipment, net                                   2,086        1,954
                                                            ---------    ---------
                                                              149,175      163,581
                                                            ---------    ---------

 OTHER ASSETS                                                     100        4,051
                                                            ---------    ---------

                                                            $ 161,959    $ 185,997
                                                            ---------    ---------
                                                            ---------    ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)                   December 31,   March 31,
                                                       1997          1998
                                                    ------------   ---------
CURRENT LIABILITIES:
     Accounts payable                               $   8,087    $  10,149
     Accrued liabilities                               12,067        7,635
     Accrued ad valorem taxes                           2,394        2,014
     Income taxes payable                                  19           19
     Current portion of long-term debt                    153          155
                                                    ---------    ---------

                                                       22,720       19,972
                                                    ---------    ---------

LONG-TERM DEBT, net of current portion                 11,053       37,013

OTHER LONG-TERM OBLIGATIONS                               266          373

DEFERRED INCOME TAXES                                   6,555        6,683

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01
     per share; 10,000,000 shares
     authorized, no shares issued and outstanding          --           --
   Common stock, par value $.01 per
     share, 50,000,000 shares authorized,
     13,833,000 and 13,999,000 shares
     issued, respectively                                 138          140
   Additional paid-in capital                         110,627      112,044
   Retained earnings                                   12,012       12,251
   Common stock held in treasury, at cost,
     120,000 and 180,000 shares, respectively          (1,412)      (2,479)
                                                    ---------    ---------

     Total stockholders' equity                       121,365      121,956
                                                    ---------    ---------
                                                    $ 161,959    $ 185,997
                                                    ---------    ---------
                                                    ---------    ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the Three Months Ended
                                                   March 31,
(In thousands, except per share data)     1997                     1998
                                          ----                     ----
REVENUE:

Oil sales                              $ 2,155                  $ 2,690

Gas sales                                1,082                    7,545

Interest and other                         175                       21
                                       -------                  -------
                                         3,412                   10,256
                                       -------                  -------

COSTS AND EXPENSES:

Lease operating expenses                 1,059                    2,143

Production taxes                           364                      234

Depreciation, depletion and
         amortization                    1,160                    5,986

General and administrative, net            786                    1,112

Interest expense                            29                      413
                                       -------                  -------

                                         3,398                    9,888
                                       -------                  -------

INCOME BEFORE INCOME TAXES                  14                      368

Income tax provision                         5                      129
                                       -------                  -------

NET INCOME                             $     9                  $   239
                                       -------                  -------
                                       -------                  -------

EARNINGS PER SHARE:
         Basic                         $    --                  $  0.02
                                       -------                  -------
                                       -------                  -------
         Diluted                       $    --                  $  0.02
                                       -------                  -------
                                       -------                  -------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
         Basic                          10,701                   13,784
         Diluted                        10,760                   14,237


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH MARCH 31, 1998


                                          COMMON STOCK          ADDITIONAL      TREASURY STOCK                            TOTAL
                                       -------------------       PAID-IN      -------------------       RETAINED       STOCKHOLDERS
 (In thousands)                        SHARES       AMOUNT       CAPITAL      SHARES       AMOUNT       EARNINGS          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCES, January 1, 1997             10,757         $108       $ 59,219        (56)     $  (132)      $ 9,556         $ 68,751

 Issuance of common stock               3,001           30         51,340          -            -             -           51,370

 Common stock offering costs                -            -           (499)         -            -             -             (499)

 Purchase of treasury stock                 -            -              -        (64)      (1,280)            -           (1,280)

 Issuance and vesting of
   restricted stock                        75            -            567          -            -             -              567

 Net income                                 -            -              -          -            -         2,456            2,456
                                       --------------------------------------------------------------------------------------------

 BALANCES, December 31,  1997          13,833          138        110,627       (120)      (1,412)       12,012          121,365

 Issuance and vesting of
   restricted stock                        90            1            351          -            -             -              352

 Exercise of warrants for
   common stock                            76            1          1,066        (60)      (1,067)            -                -

 Net income                                 -            -              -          -            -           239              239
                                       --------------------------------------------------------------------------------------------

 BALANCES, March 31, 1998              13,999         $140       $112,044       (180)     $(2,479)      $12,251         $121,956
                                       --------------------------------------------------------------------------------------------
                                       --------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Three Months Ended
                                                                  March 31,
 (In thousands)                                               1997        1998
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $      9    $    239
   Adjustments to reconcile net income to
   net cash provided by operating activities -
     Depreciation, depletion and amortization                  1,160       5,986
     Deferred income tax expense                                   5         129
     Stock compensation expense                                   65         202
     Other                                                        (6)         --

     Changes in operating assets and liabilities -
        Decrease (increase) in
          Receivables                                            799      (6,104)
          Prepaids and other                                  (1,364)        174
        (Decrease) increase in -
          Accounts payable and accrued expenses                1,706         657
          Ad valorem taxes and other                             193        (273)
          Income taxes payable                                  (958)         --
                                                            --------    --------
     Net cash provided by operating activities                 1,609       1,010
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital additions                                         (23,245)    (23,281)
   Deposits on offshore leases                                    --      (3,989)
   Proceeds from sale of property and equipment                  184          20
                                                            --------    --------
     Net cash used in investing activities                   (23,061)    (27,250)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long-term debt                 --      31,500
   Principle payments on notes payable and long-term debt       (110)     (5,538)
   Other                                                          --          (5)
                                                            --------    --------
     Net cash provided by (used in) financing activities        (110)     25,957
                                                            --------    --------

DECREASE IN CASH AND EQUIVALENTS                             (21,562)       (283)
CASH AND EQUIVALENTS, beginning of period                     22,023         531
                                                            --------    --------
CASH AND EQUIVALENTS, end of period                         $    461    $    248
                                                            --------    --------
                                                            --------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                   $     23    $    283
                                                            --------    --------
                                                            --------    --------
   Cash paid for income taxes                               $    958    $      -
                                                            --------    --------
                                                            --------    --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of March 31, 1998, and the results of operations and cash flows for the three-month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Basin Exploration, Inc. ("Basin" or the "Company") is a domestic independent oil and gas company that conducts exploration in the shallow waters of the Gulf of Mexico ("GOM") and acquisition and exploitation operations in the GOM and selected areas onshore. Basin's revenue and results of operations are significantly affected by oil and gas prices. Assuming level production, the Company's revenues would generally be higher in the first and fourth quarters due to typically higher natural gas prices resulting from greater demand during colder months.

The Company commenced operations in 1981 and primarily acquired, developed and exploited properties in the Denver-Julesberg ("D-J") Basin in eastern Colorado through 1991. In 1992, the Company began expanding into other areas within the Rocky Mountain region and initiated exploration activities. In 1996, the Company sold its D-J Basin properties for $123.5 million (the "D-J Sales") and initiated operations in the GOM.

The Company began GOM activities in 1996 with no initial property base in the region and early investments related primarily to acquisitions of three-dimensional seismic data and exploratory leasehold interests. The Company's first significant discovery in the GOM was the Eugene Island Block 65 #1 well, which was drilling at the end of 1996 and completed in 1997. First production from GOM assets was realized in August 1997 when the Company brought two wells drilled on Eugene Island Block 65 on-line. The Company added other proved properties in the GOM in 1997 through both exploratory drilling and acquisitions and at the beginning of the current year it owned interests in five producing properties and had nine wells under development on eight lease blocks. During the first quarter of 1998, two of these wells established initial production and produced for a significant portion of the period. The Company participated in drilling six GOM exploratory wells during the recent quarter, of which three were apparent discoveries, two were dry holes and one was in progress at the end of the period.

RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding results of operations for the periods presented.

 Quarter Ended                                             March 31       March 31
-----------------------------------------------------------------------------------
                                                             1997           1998
-----------------------------------------------------------------------------------
PRODUCTION:
  Oil (MBbl)                                                   106            183
  Gas (MMcf)                                                   403          3,400
  Total gas equivalents (MMcfe)                              1,039          4,498
REVENUE (IN THOUSANDS):
  Oil sales                                                $ 2,155       $  2,690
  Gas sales                                                $ 1,082       $  7,545
  Total oil and gas sales                                  $ 3,237       $ 10,235
AVERAGE SALES PRICE:
  Oil (PER Bbl)                                            $ 20.41       $  14.69
  Gas (PER Mcf)                                            $  2.69       $   2.22
  Total gas equivalents (PER Mcfe)                         $  3.12       $   2.27
EXPENSES (PER Mcfe):
  Lease operating expenses                                 $  1.02       $   0.48
  Production taxes                                         $  0.35       $   0.05
  Depreciation, depletion and amortization                 $  1.12       $   1.33
  General and administrative, net                          $  0.76       $   0.25

REVENUE. Oil and gas sales revenue for the three months ended March 31, 1998 totaled $10,235,000, representing an increase of $6,998,000, or 216%, compared to the first quarter of 1997. A 333% increase in net oil and gas production was partially offset by a 27% decline in unit prices, based on net equivalent unit measures. The significant increase in oil and gas production is attributable to contributions in the current period from GOM properties. As noted above, the Company's first GOM production was realized in August 1997. Due to the addition of GOM production, which is predominantly natural gas, gas increased from 39% of net equivalent units produced in the first quarter of 1997 to 76% of the Company's total oil and gas production in the first quarter of 1998. See "Liquidity and Capital Resources" for additional discussion of oil and gas production.

LEASE OPERATING EXPENSES. Due to increased production levels, lease operating expenses for the three months ended March 31, 1998 increased by $1,084,000, or 102%, from the amount reported for the comparable period in the prior year. However, lease operating costs per Mcfe produced declined by 53%, from $1.02 in the quarter ended March 31, 1997 to $0.48 during the three months ended March 31, 1998, because of inclusion in the current period of production from GOM wells, which typically have significantly lower average unit operating costs than the Company's Rocky Mountain properties.

PRODUCTION TAXES. Production taxes for the three months ended March 31, 1998 were $234,000, representing a decrease of $130,000, or 36%, compared to 1997, due primarily to reduced revenues from onshore properties caused by lower oil and gas prices. Production taxes as a percent of oil and gas sales for the three months ended March 31, 1998 were 2.3%, compared to 11.2% in 1997, due to inclusion of sales in 1998 from properties in federal waters offshore, which are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three months ended March 31, 1998 was $5,986,000, representing an increase of $4,826,000, or 416%, compared to 1997. The increase was largely attributable to the 333% increase in production volumes in 1998 as compared to 1997. In addition, the depletion rate of $1.28 per Mcfe produced in the three months ended March 31, 1998 represented a 42% increase from the $0.90 per Mcfe average depletion rate during 1997. The higher rate is due to proved reserves added at a higher average unit cost than the Company's previous historical average and to the unfavorable impact on estimated proved reserve quantities of using lower assumed future oil and gas prices at March 31, 1998 than one year earlier. The increased unit cost of additions reflects the substantial portion of the Company's investments and reserve additions during the past year that relate to the GOM, where higher unit costs are generally associated with reserves having a higher value per unit than the Company's onshore properties due to typically faster recovery rates, lower production costs, and higher average realizable gas prices.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three months ended March 31, 1998 were $1,112,000, reflecting an increase of $326,000, or 41%, as compared to 1997. The increase resulted primarily from greater stock-based incentive compensation accruals, reflecting, in part, increases in the price of the Company's common stock.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 1998 totaled $413,000 representing an increase of $384,000 as compared to 1997. The increase was primarily attributable to higher average borrowings and secondarily to higher average interest rates, as summarized below:

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                              1997             1998
Average borrowings (in thousands)            $  400          $22,600

Average interest rate on borrowings            6.6%             6.9%

INCOME TAX BENEFIT (PROVISION). The income tax provisions for 1997 and 1998 approximate the amounts that would be calculated by applying statutory income tax rates to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal sources of capital have been cash flow from operations, a revolving line of credit established with a group of banks (the "Credit Facility"), proceeds from asset sales, and proceeds from sales of common stock. The Company's principal uses of capital have been for exploration, acquisition, development and exploitation of oil and gas properties.

The Company's accrual-basis capital expenditures during the first quarter of 1998, plus deposits related to winning bids submitted for 12 leases at the Central GOM lease sale held March 18, 1998, totaled approximately $24.4 million. Net cash provided by operations before changes in working capital totaled $6.6 million during the recent three-month period. Other funds for investments during the quarter came from borrowings under the Credit Facility, which was also utilized during the period to increase net working capital by approximately $8.4 million. The Company closed the first quarter of 1998 with a working capital deficit of approximately $1.6 million, long-term debt of $37.0 million, and stockholders' equity of $122.0 million.

The borrowing base under the Credit Facility was increased from $45 million to $75 million effective as of May 1, 1998, in conjunction with a regular semi-annual redetermination review.

The Company has established a preliminary budget of $80 million for exploration and development activities in 1998, compared to approximately $57 million invested in such activities in 1997. This budget is subject to revision during the year to reflect future developments. Acquisitions of properties with proved and probable reserves are also pursued as an integral part of the Company's overall business strategy, but are not budgeted.

Factoring in projections of net oil and gas production for the remainder of the current year and assuming no significant deterioration in prevailing oil and gas prices during the period, management believes that cash flow from operations and borrowing capacity under the Credit Facility will be sufficient to fund the Company's operations and capital expenditures through the end of 1998 unless the Company consummates a substantial acquisition during the period.

PRODUCTION AND CASH FLOW

In each of the four fiscal quarters following the D-J Sales (covering the period from July 1, 1996 through June 30, 1997), the Company's net oil and gas production was approximately 1,020 MMcfe, or an average of 11.2 MMcfe per day. During this period, net cash provided by operations before working capital changes ranged from $0.4 million to $2.2 million per quarter and averaged $1.3 million per quarter, varying primarily with oil and gas price levels. The flat oil and gas production during this period reflected modest capital expenditures on Rocky Mountain exploitation projects that offset natural declines on producing properties. More significant investments were made in

GOM exploration, development, and acquisition activities that did not begin to impact production and cash flow until the middle of the third quarter of 1997.

During the third quarter of 1997, the Company's average daily net production increased to 28.0 MMcfe and cash flow from operations increased to $5.0 million, due to commencement of production in August from two wells on Eugene Island Block 65 that the Company drilled and completed earlier in the year.

Average daily net production increased to 43.8 MMcfe in the fourth quarter of 1997, as the result of a full period's contribution from Eugene Island Block 65 and a partial period's contribution from four productive GOM properties acquired in late-November 1997 from the bankruptcy trustee for Midcon Offshore, Inc. ("Midcon"). Cash flow from operations increased to $8.7 million in the final quarter of 1997, reflecting this increase in production and higher average unit prices attributable to strength in natural gas markets.

The Company's average daily net production increased in the first quarter of 1998 to approximately 50.0 MMcfe. This overall 14% increase over the prior quarter reflected an increased contribution from the Midcon properties and initial production from a 1997 discovery well on Eugene Island Block 83, partially offset by a decline in production from Eugene Island Block 65. Average daily net production at Eugene Island Block 65 declined from 27.5 MMcfe in the fourth quarter of 1997 to 20.2 MMcfe in the recent quarter, reflecting natural depletion and reductions caused by mechanical impediments that have been partially remediated. Average production rates at Eugene Island Block 65 did not vary significantly from month to month during the first quarter of 1998.

Based on year-end 1997 reserve report estimations and recent developments, the Company's average daily net production is expected to increase further in 1998. The primary sources of increases are expected to be initial contributions from GOM wells with proved nonproducing reserves at the end of March 1998 and increased contributions from GOM wells that produced for only a portion of the recent quarter, partially offset by depletion related declines on existing producing wells. The Company had three relatively significant GOM wells on-line for only a portion of the first quarter of 1998 and closed the period with interests in ten additional GOM wells with proved nonproducing reserves that were yet to establish sustained initial production, including three apparent discovery wells drilled during the quarter. In "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1997, it was observed that the Company anticipates that its net production in 1998 will be more than triple its net production during 1997 of 8,653 MMcfe. Primarily because certain GOM wells are now expected to commence production later in the year than previously anticipated, management presently believes that total production in the current year is not likely to exceed three times the level achieved in 1997 unless contributions are obtained from wells drilled or acquisitions consummated during the last nine months of the year. However, 1998 production is expected to be significantly higher than in 1997 and the Company's projections for its net production rate late in the year are not significantly changed from estimates applicable at the time of filing its latest Form 10-K.

The Company expects that its future net cash flow will be determined substantially by production levels and oil and gas prices. Certain costs per unit of production have significantly improved as the Company has added production from GOM wells and are expected to continue to improve as scheduled increases in GOM production occur. Production taxes are not applicable to properties in federal waters. Lease operating expenses per unit tend to be significantly lower in the GOM than for the Company's Rocky Mountain properties, especially for flush production from relatively new GOM wells, and the Company does not expect its general and administrative expenses to increase proportionately as GOM production increases. As a result, net cash provided by operations is expected to increase by a greater percentage than production volumes, given an assumption of constant or rising oil and gas prices.

MARKETING AND HEDGING TRANSACTIONS

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

Through May 10, 1998, Basin had entered into the following crude oil and natural gas price swap or collar arrangements covering the period beginning April 1, 1998:

                      Bbls or Mcf      Average Price
Product                Per Month      Or Collar Range      Time Period
------------------------------------------------------------------------
Crude Oil                   10,000       $      21.30      4/98-10/98
Crude Oil                   31,000       $17.80-19.85      5/98-8/98
Natural Gas              1,350,000       $       2.29      4/98
Natural Gas              1,085,000       $       2.34      5/98
Natural Gas                775,000       $       2.35      6/98-9/98

CREDIT FACILITY

The Credit Facility with a bank group led by NationsBank of Texas, N.A. provides for the interest rate on the Company's borrowings to be determined by reference to either NationsBank's prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The Credit Facility provides for borrowings to be revolving loans through October 31,

2001, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility has been amended to extend the revolving period. The borrowing base under the Credit Facility, established at $75 million as of May 1, 1998, is scheduled to be redetermined as of November 1, 1998 and generally at six-month intervals thereafter until converted into a term loan.

At March 31, 1998, the principal balance outstanding under the facility was $37 million, with a weighted average interest rate of 6.4%. The Credit Facility contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to the agreement governing the Credit Facility, certain of the Company's onshore properties are subject to mortgages in favor of the banks and the Company's remaining properties are subject to a negative pledge.

CAPITAL EXPENDITURES

Since the beginning of 1996, Basin has focused its exploration activities in the shallow waters of the GOM, primarily off the coast of Louisiana. The Company's acquisition, development, and exploitation activities target opportunities in the vicinity of the Company's GOM exploration operations, in the Rocky Mountain region where Basin has a substantial existing base of proved reserves and producing wells, and in certain other major domestic producing basins where Basin believes significant upside potential exists.

The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition.

The Company currently estimates that its capital expenditures for exploration and development in 1998 will be approximately $80 million.
This budget primarily provides for: participation in an estimated 15 to 20 (nine net) exploratory wells in the GOM; development of six GOM prospect discoveries made in the second half of 1997; exploitation and development of five GOM properties acquired last year, including two wells drilled in 1997 that were under development at year-end; development of projected 1998 prospect discoveries; investments in prospect leaseholds and seismic data; and continued exploitation of the Company's Rocky Mountain properties.

During the first quarter of 1998, the Company's accrual-basis capital expenditures totaled approximately $20.4 million, including $19.2 million for exploration and development and $1.2 million for acquisitions of proved property interests. The expenditures on exploration and development were primarily for participation in six (2.2 net) GOM exploratory wells, related completion costs on three (1.4 net) of these, development of several GOM properties acquired or discovered during the prior year, and acquisitions of additional GOM three-dimensional seismic data and leasehold interests. In addition to capital expenditures made in the first quarter of 1998, the

Company submitted deposits totaling $4.0 million related to 12 (11.25 net) apparent winning bids made at the March 1998 Central Gulf of Mexico lease sale that totaled $20.4 million net to the Company. Should the Minerals Management Service approve all 12 of these high bids, the Company will owe the remaining 80% of the respective bid amounts, or an additional total of $16.4 million. Such amounts are provided for within the Company's estimate of $80 million for exploration and development activities in the current year.

Although not budgeted, the Company intends to continue to pursue acquisitions of properties with proved and probable reserves as an integral part of its overall business strategy, with the expectation that such efforts will result in potentially significant investment activity.

The amount and allocation of the Company's future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. As a result, actual capital expenditures may vary significantly from current expectations.

The Company may also significantly increase its capital expenditure budget for 1998 to respond to drilling opportunities that develop during the year, to fund development of a greater number or larger-sized exploratory successes than anticipated, or for acquisitions of proved and probable reserves. In such instance, the Company may consider raising additional capital through issuance of debt and/or equity securities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future accessibility of capital, development and exploration expenditures (including the amount and nature thereof), drilling of wells, timing and amount of future production of oil and gas, business strategies, cash flow and anticipated liquidity, prospect development and property acquisition, marketing of oil and gas, and the impact on the Company of Year 2000 compliance requirements both internally and externally. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Company's prospectus dated October 2, 1997 and prospectus supplement dated October 24, 1997 and in the Marketing, Competition, and Regulation sections of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, all as filed with the Securities and Exchange Commission, and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herewith. Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business, downhole drilling and completion risks that are generally not recoverable from third parties or insurance, the Company's relative inexperience in the GOM, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, potential mechanical failure or underperformance of individually significant productive wells, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts, actions or in actions of third-party operators of the Company's properties, regulatory developments, and third-party Year 2000 compliance actions. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES

                          PART II  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits


EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
-------               -----------------------
 2.1  --  Agreement and Plan of Merger between Sterling Energy
          Corporation, Basin Energy, Inc. and Basin Exploration,
          Inc. dated October 13, 1994(5)
 2.2  --  Plan of Merger between Basin Sterling, Inc. and Basin
          Exploration, Inc. dated November 22, 1994(5)
 2.3  --  Plan of Merger between Basin Operating Company and Basin
          Exploration, Inc. dated December 14, 1994(8)
 3.1  --  Restated Certificate of Incorporation of Basin.(2)
 3.2  --  Restated Bylaws of Basin.(2)
 4.1  --  Common Stock Certificate of Basin.(2)
10.1  --  Equity Incentive Plan as amended February 2, 1998.(1)
10.3  --  Key Employee Participation Plan.(2)
10.4  --  Employment Agreement dated March 31, 1992 by and between
          Basin and Michael S. Smith.(3)
10.5  --  Gulf Coast Geoscientist Overriding Royalty Interest Plan
          dated November 30, 1995.(10)
10.6  --  Form of Rights Agreement dated as of February 24, 1996, between Basin Exploration, Inc. and Corporate Stock Transfer,
          Inc. as Rights Agent.(9)
10.7  --  Performance Shares Plan approved February 4, 1997.(12)
10.8  --  Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(10)
10.9  --  Employment Agreement dated August 28, 1995 between Basin
          Exploration, Inc. and Samuel D. Winegrad.(10)
10.10 --  Employment Agreement dated June 28, 1995 between Basin
          Exploration, Inc. and Neil L. Stenbuck.(10)
10.11 --  Employment Agreement dated November 10, 1995 between Basin
          Exploration, Inc. and David A. Pustka.(10)
10.12 --  Employment Agreement dated February 23, 1996 between Basin
          Exploration, Inc. and Thomas J. Corley.(12)
10.13 --  Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin
          Exploration, Inc., as New Tenant, and FC Tower Property
          Partners, L.P., as Landlord.(9)
10.16 --  Agreement for Purchase and Sale of Assets (Monetization)
          dated February 24, 1996 by and between Basin Exploration,
          Inc., HS Resources, Inc. and Orion Acquisition, Inc.(7)
10.17 --  Agreement for Purchase and Sale of Assets (Wattenberg), dated
          February 24, 1996 by and between Basin Exploration, Inc., HS
          Resources, Inc. and Orion Acquisition, Inc.(7)
10.18 --  Lease of Office Space dated September 25, 1992, between
          Brookfield Republic Inc. and Basin Operating Company, as
          amended (4)(#)
10.19 --  First Lease of Additional Office Space dated as of December
          1, 1994, between Brookfield Republic, Inc. and Basin
          Operating Company.(6)(#)
10.20 --  Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of
          California, N.A. and NationsBank of Texas, N.A.(11)
10.21 --  Purchase and Sale Agreement dated February 13, 1997, between
          Hall-Houston Oil Company et al as Sellers and Basin
          Exploration, Inc. as Buyer.(12)(#)
10.22 --  First Amendment of Amended and Restated Credit Agreement
          dated August 6, 1996 between the Company and Colorado
          National Bank, Union Bank of California, N.A. and NationsBank
          of Texas, N.A. dated June 11, 1997(14)



10.23 --  Order of the United States Bankruptcy Court for the Southern
          District of Texas Corpus Christi Division, dated November 18,
          1997, with exhibits, including the Agreement of Purchase and
          Sale.(15)
10.24 --  Second Amendment of Amended and Restated Credit Agreement
          dated August 6, 1996 between the Company and Colorado
          National Bank, Union Bank of California, N.A. and NationsBank
          of Texas, N.A. dated November 1, 1997(16)
10.25 --  Third Amendment of Amended and Restated Credit Agreement
          dated August 6, 1996 between the Company and U.S. Bank
          National Association, Union Bank of California, N.A. and
          NationsBank of Texas, N.A. dated April 30, 1998(1).
21    --  Subsidiaries.(16)

27    --  Financial Data Schedule(1)


----------------------

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

    (16) Filed as an Exhibit to Form 10-K filed on March 31, 1998, and incorporated herein by reference.

      # Confidential treatment has been granted for portions of these Exhibits.

  (b) Reports on Form 8-K

On February 9, 1998, the Company filed a report on Form 8-K/A Amendment No. 1 to the Form 8-K dated November 26, 1997, incorporating financial statements as required under item 7.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BASIN EXPLORATION, INC.
                                           (Registrant)


   Date: May 12, 1998                 By:/s/ Neil L. Stenbuck
                                         -------------------------------------
                                             Neil L. Stenbuck
                                             Chief Financial Officer



   Date: May 12, 1998                 By:/s/ James A Tuell
                                         -------------------------------------
                                             James A. Tuell
                                             Controller
                                             (Principal Accounting Officer)