Form 10-Q
period 1998-06-30
BASIN EXPLORATION INC
filed 1998-08-13
CIK 827795

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            (Mark One)

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998

                                      OR

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

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

                                 YES   X    NO
                                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                 Outstanding at
                      Class                       July 31, 1998
          ----------------------------          -----------------
          Common stock, $.01 par value          13,881,000 shares

                            BASIN EXPLORATION, INC.


                                    INDEX


PART I.    FINANCIAL INFORMATION                                            PAGE

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1997 and June 30, 1998. . . . . . . . . . . . . .    3

            Consolidated Statements of Operations for the
            three and six months ended June 30, 1997 and 1998. . . . . . .    5

            Consolidated Statements of Changes in
            Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .    6

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1998. . . . . . . . . . . .    7

            Notes to Consolidated Financial Statements . . . . . . . . . .    8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . .   10

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .   20

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   20


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1997 AND JUNE 30, 1998


                                     ASSETS

(In thousands)                               December 31,    June 30,
                                                1997           1998
                                             ------------    --------
CURRENT ASSETS
   Cash and equivalents                        $    531      $  1,464
   Accounts receivable                            8,348         8,043
   Prepaids and other                             3,805         4,707
                                               --------      --------

                                                 12,684        14,214
                                               --------      --------

PROPERTY AND EQUIPMENT, at cost:
   Oil and gas properties, under the full
     cost method of accounting
      Proved                                    177,704       213,508
      Unproved                                   15,669        35,891
   Less accumulated depreciation,
     depletion and amortization                 (46,284)      (58,532)
                                               --------      --------
                                                147,089       190,867
   Furniture and equipment, net                   2,086         1,907
                                               --------      --------
                                                149,175       192,774
                                               --------      --------

OTHER ASSETS                                        100            38
                                               --------      --------

                                               $161,959      $207,026
                                               --------      --------
                                               --------      --------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1997 AND JUNE 30, 1998

                         LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)            December 31,    June 30,
                                                1997           1998
                                             ------------    --------
CURRENT LIABILITIES:
   Accounts payable                            $  8,087      $  5,130
   Accrued liabilities                           12,067        12,605
   Accrued ad valorem taxes                       2,394         2,057
   Income taxes payable                              19            --
   Current portion of long-term debt                153           131
                                               --------      --------

                                                 22,720        19,923
                                               --------      --------

LONG-TERM DEBT, net of current portion           11,053        56,500

OTHER LONG-TERM OBLIGATIONS                         266           424

DEFERRED INCOME TAXES                             6,555         6,986

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
     share; 10,000,000 shares authorized,
     no shares issued and outstanding                --            --
   Common stock, par value $.01 per
     share, 50,000,000 shares authorized,
     13,833,000 and 14,064,000 shares
     issued, respectively                           138           141
   Additional paid-in capital                   110,627       112,595
   Retained earnings                             12,012        12,997
   Common stock held in treasury, at cost,
     120,000 and 183,000 shares, respectively    (1,412)       (2,540)
                                               --------      --------

   Total stockholders' equity                   121,365       123,193
                                               --------      --------

                                               $161,959      $207,026
                                               --------      --------
                                               --------      --------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three Months Ended   For the Six Months Ended
                                              June 30,                      June 30,
(In thousands, except per share data)    1997          1998          1997         1998
                                        ------        ------        ------      -------
REVENUE:

Oil sales                               $1,828       $ 2,697        $3,983      $ 5,387

Gas sales                                  689         9,219         1,771       16,764

Interest and other, net                     49            (8)          224           13
                                        ------        ------        ------      -------
                                         2,566        11,908         5,978       22,164
                                        ------        ------        ------      -------
COSTS AND EXPENSES:

Lease operating expenses                   977         2,450         2,036        4,593

Production taxes                           271           204           635          438

Depreciation, depletion and
   Amortization                          1,236         6,741         2,396       12,727

General and administrative, net            817           990         1,603        2,102

Interest expense                           142           375           171          788
                                        ------        ------        ------      -------

                                         3,443        10,760         6,841       20,648
                                        ------        ------        ------      -------

INCOME (LOSS) BEFORE INCOME TAXES         (877)        1,148          (863)       1,516

Income tax benefit (provision)             307          (402)          302         (531)
                                        ------        ------        ------      -------

NET INCOME (LOSS)                       $ (570)         $746          (561)     $   985
                                        ------        ------        ------      -------
                                        ------        ------        ------      -------

EARNINGS (LOSS) PER SHARE:
   Basic                                $(0.05)        $0.05        $(0.05)     $  0.07
                                        ------        ------        ------      -------
                                        ------        ------        ------      -------
   Diluted                              $(0.05)        $0.05        $(0.05)     $  0.07
                                        ------        ------        ------      -------
                                        ------        ------        ------      -------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
   Basic                                10,701        13,845        10,701       13,814
   Diluted                              10,701        14,524        10,731       14,381


             The accompanying notes are an integral part of these
                       consolidated financial statements

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH JUNE 30, 1998

                                                ADDITIONAL                                    TOTAL
                                 COMMON STOCK     PAID-IN     TREASURY STOCK     RETAINED  STOCKHOLDERS
(In thousands)                  SHARES   AMOUNT   CAPITAL    SHARES    AMOUNT    EARNINGS    EQUITY
-------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1997       10,757    $108   $ 59,219     (56)   $  (132)    $ 9,556    $ 68,751
Issuance of common stock         3,001      30     51,340       -          -           -      51,370

Common stock offering costs          -       -       (499)      -          -           -        (499)

Purchase of treasury stock           -       -          -     (64)    (1,280)          -      (1,280)

Issuance and vesting of
  restricted stock                  75       -        567       -          -           -         567

Net income                           -       -          -       -          -       2,456       2,456
                               ------------------------------------------------------------------------

BALANCES, December 31,  1997    13,833     138    110,627    (120)    (1,412)     12,012     121,365

Issuance of common stock            62       1        305       -          -           -         306

Purchase of treasury stock           -       -          -      (1)       (20)          -         (20)

Issuance and vesting of
  restricted stock                  90       1        556       -          -           -         557

Exercise of warrants for
  common stock                      79       1      1,107     (62)    (1,108)          -           -

Net income                           -       -          -       -          -         985         985
                              -------------------------------------------------------------------------

BALANCES, June 30, 1998         14,064    $141   $112,595    (183)   $(2,540)    $12,997    $123,193
                              -------------------------------------------------------------------------
                              -------------------------------------------------------------------------

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Six Months Ended
                                                                 June 30,
(In thousands)                                              1997         1998
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   (561)     $    985
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Depreciation, depletion and amortization               2,396        12,727
    Deferred income tax provision (benefit)                 (302)          431
    Stock compensation expense                               127           319
    Other                                                     (4)           16
    Changes in operating assets and liabilities -
      Decrease (increase) in
        Receivables                                       (2,142)          299
        Prepaids and other                                (1,136)         (839)
      (Decrease) increase in -
        Accounts payable and accrued liabilities             746          (663)
        Ad valorem taxes and other                           591          (179)
        Income taxes payable                                (958)          (19)
                                                        --------      --------
    Net cash provided by (used in) operating activities   (1,243)       13,077
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions                                      (34,200)      (57,877)
  Proceeds from sale of property and equipment               195            22
                                                        --------      --------
    Net cash used in investing activities                (34,005)      (57,855)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt          14,500        56,000
  Principle payments on notes payable and long-term debt    (646)      (10,575)
  Issuance of common stock                                     -           312
  Purchase of treasury stock                                   -           (20)
  Other                                                       (4)           (6)
                                                        --------      --------
    Net cash provided by financing activities             13,850        45,711
                                                        --------      --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (21,398)          933
CASH AND EQUIVALENTS, beginning of period                 22,023           531
                                                        --------      --------
CASH AND EQUIVALENTS, end of period                     $    625      $  1,464
                                                        --------      --------
                                                        --------      --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized    $     56      $    546
                                                        --------      --------
                                                        --------      --------
  Cash paid for income taxes                            $    958      $    119
                                                        --------      --------
                                                        --------      --------

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of June 30, 1998, and the results of operations and cash flows for the three and six month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company is required to adopt the Statement as of January 1, 2000. The Company may also implement the Statement as of the beginning of any fiscal quarter prior to that date. Statement 133 cannot be applied retroactively. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of adoption of Statement 133.

(3) ACCOUNTING FOR OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the development, exploration and acquisition of oil and gas properties are capitalized. If capitalized costs, net of amortization and related deferred taxes, exceed the full cost ceiling, the excess would be expensed in the period such excess occurs. Calculation of the full cost ceiling includes an estimate of the discounted value of future net revenue attributable to proved reserves using various assumptions and parameters consistent with promulgations of the Securities and Exchange Commission, and such calculation is sensitive to changes in prevailing oil and gas sales prices. Oil and gas prices utilized in this calculation were

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately 11% lower on an equivalent unit basis at June 30, 1998 than at December 31, 1997. Oil and natural gas prices have declined further subsequent to June 30, 1998. If prices remain at or below these levels, the Company may be required to recognize an impairment expense in a future period.

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

The Company began GOM activities in 1996 with no initial property base in the region and early investments related primarily to acquisitions of three-dimensional seismic data and exploratory leasehold interests. The Company's first significant discovery in the GOM was the Eugene Island Block 65 #1 well, which was drilling at the end of 1996 and completed in 1997. First production from GOM assets was realized in August 1997 when the Company brought two wells drilled on Eugene Island Block 65 on-line. The Company added other proved properties in the GOM in 1997 through both exploratory drilling and acquisitions and at the beginning of the current year it owned interests in five producing properties and had nine wells under development on eight lease blocks. During the first half of 1998, five of these wells established initial production and produced for portions of the period. The Company participated in drilling nine GOM exploratory wells during the first half of 1998, of which six were apparent discoveries and three were dry holes.

RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding results of operations for the periods presented.

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                            Three Months Ended   Six Months Ended
                                                  June 30              June 30
---------------------------------------------------------------------------------
                                             1997        1998     1997      1998
---------------------------------------------------------------------------------
PRODUCTION:
  Oil (MBbl)                                   103         189      209       372
  Gas (MMcf)                                   399       3,936      802     7,336
  Total gas equivalents (MMcfe)              1,017       5,070    2,056     9,568
REVENUE (IN THOUSANDS):
  Oil sales                                 $1,828     $ 2,697   $3,983   $ 5,387
  Gas sales                                 $  689     $ 9,219   $1,771   $16,764
  Total oil and gas sales                   $2,517     $11,916   $5,754   $22,151
AVERAGE SALES PRICE:
  Oil (PER Bbl)                             $17.73     $ 14.26   $19.09   $ 14.47
  Gas (PER Mcf)                             $ 1.73     $  2.34   $ 2.21   $  2.29
  Total gas equivalents (PER Mcfe)          $ 2.47     $  2.35   $ 2.80   $  2.31
EXPENSES (PER Mcfe):
  Lease operating expenses                  $ 0.96     $  0.48   $ 0.99   $  0.48
  Production taxes                          $ 0.27     $  0.04   $ 0.31   $  0.05
  Depreciation, depletion and amortization  $ 1.21     $  1.33   $ 1.17   $  1.33
  General and administrative, net           $ 0.80     $  0.20   $ 0.78   $  0.22


REVENUE. Oil and gas sales for the three months ended June 30, 1998 totaled $11,916,000, representing an increase of $9,399,000, or 373%, compared to the second quarter of 1997. A 399% increase in net oil and gas production was partially offset by a 5% decline in unit prices, based on net equivalent unit measures. Oil and gas sales for the six months ended June 30, 1998 totaled $22,151,000, representing an increase of $16,397,000, or 285%, compared to the first half of 1997. A 365% increase in net oil and gas production was partially offset by an 18% decline in unit prices, based on net equivalent unit measures. The significant increases in oil and gas production are attributable to contributions in 1998 from GOM properties. As noted above, the Company's first GOM production was realized in August 1997. Due to the addition of GOM production, which is predominantly natural gas, gas increased from 39% of net equivalent units produced in the first half of 1997 to 77% of the Company's total oil and gas production in the first half of 1998. See "Liquidity and Capital Resources" for additional discussion of oil and gas production.

LEASE OPERATING EXPENSES. Due to increased production levels, lease operating expenses for the three and six months ended June 30, 1998 increased by $1,473,000, or 151%, and $2,557,000, or 126%, respectively, from the amounts reported for the comparable periods in the prior year. However, lease operating costs per Mcfe produced have declined by approximately 50% from 1997 to $0.48 during the three and six months ended June 30, 1998, because of inclusion in the current period of production from GOM wells, which typically have significantly lower average unit operating costs than the Company's Rocky Mountain properties.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRODUCTION TAXES. Production taxes for the three and six months ended June 30, 1998 were $204,000, and $438,000, representing decreases of $67,000, or 25%, and $197,000, or 31%, respectively, from amounts reported for the comparable periods in 1997. These declines were due to reduced revenues from onshore properties caused primarily by lower oil and gas prices. Production taxes as a percent of oil and gas sales for the three and six months ended June 30, 1998 were 1.7 % and 2.0%, compared to 10.8% and 11.0%, respectively in 1997, due to inclusion of sales in 1998 from properties in federal waters offshore, which are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three and six months ended June 30, 1998 was $6,741,000 and $12,727,000, representing increases of $5,505,000, or 445%, and
$10,331,000, or 431%, respectively, compared to 1997. The increases were largely attributable to the nearly 400% increases in production volumes from 1997 to 1998. In addition, the depletion rate of $1.28 per Mcfe produced in the six months ended June 30, 1998 represented a 35% increase from the $0.95 per Mcfe average depletion rate during the first half of 1997. The higher rate is due to proved reserves added at a higher average unit cost than the Company's previous historical average and to the unfavorable impact on estimated proved reserve quantities of using lower assumed future oil and gas prices at June 30, 1998 than those used one year earlier. The increased unit cost of additions reflects the substantial portion of the Company's investments and reserve additions during the past year that relate to the GOM, where higher unit costs are generally associated with reserves having a higher value per unit than the Company's onshore properties due to typically faster recovery rates, lower production costs, and higher average realizable gas prices.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and six months ended June 30, 1998 were $990,000 and $2,102,000, reflecting increases of $173,000, or 21%, and $499,000, or 31%, respectively, as compared to 1997. The increases resulted primarily from greater stock-based incentive compensation accruals, reflecting, in part, increases in the price of the Company's common stock. Percentage increases in general and administrative expenses were much smaller than increases in production, resulting in declines in general and administrative expenses per Mcfe produced, from $0.80 and $0.78 during the three and six month periods ended June 30, 1997, to $0.20 and $0.22, respectively, in the three and six month periods ended June 30, 1998.

INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 1998 totaled $375,000 and $788,000, representing increases of $233,000, or 164%, and $617,000, or 361%, respectively, as compared to 1997. The increases were attributable to higher average borrowings partially offset by lower average interest rates and the capitalization of $377,000 of interest to unproved property costs in the second quarter of 1998, in accordance with Statement of Financial Accounting Standard No. 34. Average borrowings and applicable interest rates for the comparable periods are summarized below:

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,           JUNE 30,
                                   ------------------   -----------------
                                     1997       1998     1997      1998
Average borrowings
  (in thousands)                    $7,000    $46,600   $3,700   $34,600
Average interest
  rate on borrowings                   6.8%       6.5%     6.8%      6.7%


INCOME TAX BENEFIT (PROVISION). The income tax benefits (provisions) for 1997 and 1998 approximate the amounts that would be calculated by applying statutory income tax rates to income before income taxes.

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

The Company's accrual-basis capital expenditures during the first six months of 1998 totaled approximately $56.4 million. Net cash provided by operations before changes in working capital totaled $14.5 million during the recent six-month period. Other funds for investments during the period came from borrowings under the Credit Facility, which was also utilized during the period to increase net working capital by approximately $4.3 million. The Company closed the first half of 1998 with a working capital deficit of approximately $5.7 million, long-term debt of $56.5 million, and stockholders' equity of $123.2 million.

The borrowing base under the Credit Facility was increased from $45 million to $75 million effective as of May 1, 1998, in conjunction with a regular semi-annual redetermination review. The next regular borrowing base redetermination review is scheduled to be completed as of November 1, 1998. However, the Company has requested an interim redetermination to incorporate recent additions to its proved reserves base and its higher production levels. The Company anticipates that this review will result in a further increase in its borrowing base during August 1998, and that the adjusted level will apply until the regularly scheduled borrowing base review to be completed effective November 1, 1998.

The Company has established a budget of $80 million for anticipated exploration and development activities in 1998. Acquisitions of properties with proved and probable reserves are also pursued as an integral part of the Company's overall business strategy, but are not budgeted. The Company periodically considers changes to its budget to reflect changes in the general business environment, variances from assumptions, or specific business opportunities. As more fully described below, the Company is currently considering an increase to its 1998 budget.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Factoring in its projections of net oil and gas production and price realizations, and assuming that the Company receives increases in the borrowing base under the Credit Facility at levels requested, management believes that cash flow from operations and borrowing capacity under the Credit Facility will be sufficient to fund the Company's operations and capital expenditures through the end of 1998 unless the Company consummates a substantial acquisition during the period. Sufficiency of these resources to fund capital expenditures at desired levels in 1999 will depend on a number of factors including, among others, the Company's future drilling success, oil and gas prices, and the production performance of the Company's properties (including recent discoveries currently under development). Each of these factors can significantly influence both cash flow and the level of the borrowing base established under the Credit Facility.

The majority of the Company's planned capital expenditures are related to Company-operated properties, enabling the Company, to a considerable degree, to control the character and schedule of operations.

PRODUCTION AND CASH FLOW

In each of the four fiscal quarters following the D-J Sales (covering the period from July 1, 1996 through June 30, 1997), the Company's net oil and gas production was approximately 1,020 MMcfe, or an average of 11.2 MMcfe per day. During this period, net cash provided by operations before working capital changes ranged from $0.4 million to $2.2 million per quarter and averaged $1.3 million per quarter, varying primarily with oil and gas price levels. The flat oil and gas production during this period reflected modest capital expenditures on Rocky Mountain exploitation projects that offset natural declines on producing properties. During this period, the Company also made more significant investments in GOM exploration, development, and acquisition activities that did not begin to impact production and cash flow until the middle of the third quarter of 1997.

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

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's average daily net production increased in the first quarter of 1998 to approximately 50.0 MMcfe. This overall 14% increase over the prior quarter reflected an increased contribution from the Midcon properties and initial production from a 1997 discovery well on Eugene Island Block 83, partially offset by a decline in production from Eugene Island Block 65 caused by natural depletion and mechanical impediments that have since been partially remediated.

The Company's average daily net production increased to approximately 55.7 MMcfe in the second quarter of 1998. The overall 13% increase over the first quarter of 1998 primarily reflected initial contributions from discoveries on West Cameron Block 56 and Galveston Block 213.

Based on year-end 1997 reserve report estimations and recent developments, the Company's average daily net production is expected to increase further in 1998. The primary sources of increases are expected to be initial contributions from GOM wells with proved nonproducing reserves at the end of June 1998 and increased contributions from GOM wells that produced for only a portion of the recent quarter, partially offset by depletion-related declines on existing producing wells. The Company had three relatively significant GOM wells on-line for only a portion of the second quarter of 1998 and closed the period with interests in eight additional GOM wells with proved nonproducing reserves that were yet to establish sustained initial production, including five apparent discovery wells drilled during 1998. Production was initiated during July 1998 on two of these properties, South Timbalier Block 146 and Eugene Island Block
49. The Company does not anticipate initial production from any of the other properties presently under development during the quarter ending September 30, 1998.

The Company expects that its future net cash flow will be determined substantially by production levels and oil and gas prices. Certain costs per unit of production have significantly improved as the Company has added production from GOM wells and are expected to continue to improve as scheduled increases in GOM production occur. These include: (i) production taxes, which are not applicable to properties in federal waters; (ii) lease operating expenses which tend to be significantly lower per unit in the GOM than for the Company's Rocky Mountain properties, especially for flush production from relatively new GOM wells; and (iii) general and administrative expenses, which are not expected to increase proportionately as GOM production increases. As a result, net cash provided by operations is expected to increase by a greater percentage than production volumes, given an assumption of constant or rising oil and gas prices.

MARKETING AND HEDGING TRANSACTIONS

The Company's production is generally sold under month-to-month contracts at prevailing prices. From time to time, however, as conditions are deemed to warrant, Basin has entered into hedging transactions or fixed price sales contracts for a portion of its oil and gas production. The purposes of these transactions are to limit the Company's exposure to future oil and gas price declines and achieve a more predictable cash flow, or to seek to enhance profitability through improved net price

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

realizations. However, such contracts may limit the benefits the Company would realize if prices increase or expose the Company to losses having the effect of reducing net price realizations.

Through August 11, 1998, Basin had entered into the following crude oil and natural gas price swap or collar arrangements covering the period beginning July 1, 1998:

                                    Average
                                   Bbls or Mcf   Average Price
Product                             Per Day     Or Collar Range  Time Period
------------------------------------------------------------------------------
Crude Oil                             333         $      21.30    7/98-10/98
Crude Oil                           1,000         $17.80-19.85    7/98-8/98
Natural Gas                        35,000         $       2.37    7/98-9/98
Natural Gas                        30,000         $       2.49    10/98
Natural Gas                        10,000         $       2.15    1/99-12/01


In addition the Company periodically enters into spread trades or options transactions related to oil or natural gas futures markets. Under a spread trade, fixed prices under a hedging contract are determined in the future by reference to the price of an underlying contract. Such positions may enable the Company to lock in favorable fixed prices for future hedging positions, but can also result in unfavorable fixed price contracts if the reference price represented by the underlying contract declines. As of August 11, 1998, the Company had entered into spread trades for natural gas providing for a fixed price for 40,000 Mcf per day for calendar 1999 to be established in the future upon an election by the Company by reference to the underlying NYMEX January 1999 contract price less $0.275. The Company also had sold call options for 10,000 Mcf of natural gas per day for the period from January 1999 through December 2001 that have an average strike price of $2.50 per Mcf.

CREDIT FACILITY

The Credit Facility with a bank group led by NationsBank of Texas, N.A. provides for the interest rate on the Company's borrowings to be determined by reference to either NationsBank's prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or 0.625% to 1.25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The Credit Facility provides for borrowings to be revolving loans through October 31, 2001, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility has been amended to extend the revolving period. The borrowing base under the Credit Facility, established at $75 million as of May 1, 1998, is scheduled to be redetermined as of November 1, 1998 and generally at six-month intervals thereafter until converted into a term loan. As noted above, an interim borrowing base redetermination has been initiated, with the expectation that the borrowing base will be increased from the current level of $75 million during August 1998.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At June 30, 1998, the principal balance outstanding under the facility was $56.5 million, with a weighted average interest rate of 6.4%. The Credit Facility contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to the agreement governing the Credit Facility, certain of the Company's onshore properties are subject to mortgages in favor of the banks and the Company's remaining properties are subject to a negative pledge and the bank's right to secure mortgages in certain circumstances.

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

The Company's budget for anticipated capital expenditures for exploration and development in 1998 is currently established at approximately $80 million. This budget primarily provides for: participation in an estimated 15 to 20 (nine net) exploratory wells in the GOM; development of six GOM prospect discoveries made in the second half of 1997; exploitation and development of five GOM properties acquired last year, including two wells drilled in 1997 that were under development at year-end; development of projected 1998 prospect discoveries; and investments in prospect leaseholds and seismic data.

During the first half of 1998, the Company's accrual-basis capital expenditures totaled approximately $56.4 million, including $34.6 million for exploration and development, $20.6 million for acquisition of 12 (11.25 net) leases through the March 1998 Central Gulf of Mexico lease sale and $1.2 million for acquisitions of proved property interests. The expenditures on exploration and development were primarily for participation in nine (4.0 net) GOM exploratory wells, related completion costs on six (2.8 net) of these, development of several GOM properties acquired or discovered during the prior year, and acquisitions of additional GOM three-dimensional seismic data and leasehold interests.

During the first half of 1998, the Company participated in six (2.8 net) apparent exploratory discoveries. The Company's drilling success rate and the average size of these discoveries were greater than assumed early in the year for purposes of budget preparation. Primarily to provide

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


additional development capital for these discoveries, the Company is presently considering an increase in its budget. Such increase may also provide for a modest increase in exploratory drilling activity to take advantage of recent declines in drilling rig rates and other service sector costs.

In addition to these budgeted capital expenditures, the Company intends to continue to pursue acquisitions of properties with proved and probable reserves as an integral part of its overall business strategy, with the expectation that such efforts will periodically result in significant investment activity.

The amount and allocation of the Company's future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. As a result, actual capital expenditures may vary significantly
from current expectations.   Under certain circumstances, in order to prudently
fund its planned investments, the Company may consider raising additional capital through issuance of debt and/or equity securities.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future accessibility of capital, development and exploration expenditures (including the amount, nature and timing thereof), drilling of wells, timing and amount of future production of oil and gas, business strategies, cash flow and anticipated liquidity, borrowing base increases, prospect development and property acquisition, marketing of oil and gas, and the impact on the Company of Year 2000 compliance requirements both internally and externally. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Company's prospectus dated October 2, 1997 and prospectus supplement dated October 24, 1997 and in the Marketing, Competition, and Regulation sections of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, all as filed with the Securities and Exchange Commission, and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herewith. Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business especially in the harsh operating environment of the Gulf of Mexico, downhole drilling and completion risks that are generally not recoverable from third parties or insurance, the Company's relative inexperience in the GOM, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, potential mechanical failure or underperformance of individually significant productive wells, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts, actions or inactions of third-party operators of the Company's properties, regulatory developments, and third-party Year 2000 compliance actions. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES

                             PART II  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Company's annual meeting of shareholders held on May 5, 1998, were solicited pursuant to Regulation 14A during the quarter ended June 30, 1998. There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected. The following is a summary of the matters voted upon at such meeting and the number of votes cast for, against and absententions:

                                            Number of Votes Cast
                                   ---------------------------------------
                                     For           Against         Abstain
                                   ---------       ---------       -------
     Election of Directors
        Donald H. Anderson         9,961,723               -       636,808
        Michael S. Smith           9,961,723               -       636,808
        Larry D. Unruh             9,961,723               -       636,808

     Amend Equity Incentive Plan   7,104,045       3,489,230         5,256

     Ratify selection of Arthur
       Andersen LLP as auditors    10,574,018         21,457         3,056


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  -----------------------
    2.1 -- Agreement and Plan of Merger between Sterling Energy Corporation, Basin Energy, Inc. and Basin Exploration, Inc. dated October 13, 1994(5)
    2.2 -- Plan of Merger between Basin Sterling, Inc. and Basin Exploration, Inc. dated November 22, 1994(5)
    2.3 -- Plan of Merger between Basin Operating Company and Basin Exploration, Inc. dated December 14, 1994(8)
    3.1  -- Restated Certificate of Incorporation of Basin.(2)
    3.2  -- Restated Bylaws of Basin.(2)
    4.1  -- Common Stock Certificate of Basin.(2)
   10.1  -- Equity Incentive Plan as amended February 2, 1998.(17)
   10.3  -- Key Employee Participation Plan.(2)
   10.4  -- Employment Agreement dated March 31, 1992 by and between
            Basin and Michael S. Smith.(3)
   10.5 -- Gulf Coast Geoscientist Overriding Royalty Interest Plan dated November 30, 1995.(10)
   10.6 -- Form of Rights Agreement dated as of February 24, 1996, between Basin Exploration, Inc. and Corporate Stock
            Transfer, Inc. as Rights Agent.(9)
   10.7  -- Performance Shares Plan approved February 4, 1997.(12)
   10.8  -- Change of Control Employment Agreement dated October 13,
            1995 between Basin Exploration, Inc. and Howard L. Boigon.(10)
   10.9 -- Employment Agreement dated August 28, 1995 between Basin Exploration, Inc. and Samuel D. Winegrad.(10)
   10.10 -- Employment Agreement dated June 28, 1995 between Basin Exploration, Inc. and Neil L. Stenbuck.(10)

   10.11 -- Employment Agreement dated November 10, 1995 between Basin Exploration, Inc. and David A. Pustka.(10)
   10.12 -- Employment Agreement dated February 23, 1996 between Basin Exploration, Inc. and Thomas J. Corley.(12)
   10.13 -- Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration, Inc., as New Tenant, and FC Tower Property Partners, L.P., as Landlord.(9)
   10.16 -- Agreement for Purchase and Sale of Assets (Monetization) dated February 24, 1996 by and between Basin Exploration, Inc., HS Resources, Inc. and Orion Acquisition, Inc.(7)
   10.17 -- Agreement for Purchase and Sale of Assets (Wattenberg), dated February 24, 1996 by and between Basin Exploration, Inc., HS Resources, Inc. and Orion Acquisition, Inc.(7)
   10.18 -- Lease of Office Space dated September 25, 1992, between Brookfield Republic Inc. and Basin Operating Company, as amended(4)(#)
   10.19 -- First Lease of Additional Office Space dated as of December 1, 1994, between Brookfield Republic, Inc. and Basin Operating Company.(6)(#)
   10.20 -- Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A.(11)
   10.21 -- Purchase and Sale Agreement dated February 13, 1997, between Hall-Houston Oil Company et al as Sellers and Basin Exploration, Inc. as Buyer.(12)(#)
   10.22 -- First Amendment of Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A. dated June 11, 1997(14)
   10.23 -- Order of the United States Bankruptcy Court for the Southern District of Texas Corpus Christi Division, dated November 18, 1997, with exhibits, including the Agreement of Purchase and Sale.(15)
   10.24 -- Second Amendment of Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of California, N.A. and NationsBank of Texas, N.A. dated November 1, 1997(16)
   10.25 -- Third Amendment of Amended and Restated Credit Agreement dated August 6, 1996 between the Company and U.S. Bank National Association, Union Bank of California, N.A. and NationsBank of Texas, N.A. dated April 30, 1998(17).
   21    -- Subsidiaries.(16)

   27    -- Financial Data Schedule(1)
------------
  (1)  Filed herewith.

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

  (17) Filed as an Exhibit to Form 10-Q filed on May 14, 1998, and incorporated herein by reference.

  (#) Confidential treatment has been granted for portions of these Exhibits.

  (b) Reports on Form 8-K

None

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BASIN EXPLORATION, INC.
                                     (Registrant)


     Date: August 11, 1998            By: /s/ Neil L. Stenbuck
                                         ------------------------------------
                                              Neil L. Stenbuck
                                              Chief Financial Officer



     Date:  August 11, 1998           By: /s/ James A Tuell
                                         ------------------------------------
                                              James A. Tuell
                                              Controller
                                              (Principal Accounting Officer)