Form 10-Q
period 1998-09-30
BASIN EXPLORATION INC
filed 1998-11-13
CIK 827795

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

     (Mark One)

                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                                    YES   X    NO
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                   Outstanding at
                       Class                       October 30, 1998
                --------------------             --------------------
                Common stock, $.01 par value     13,910,000 shares

                              BASIN EXPLORATION, INC.

                                       INDEX

PART I.    FINANCIAL INFORMATION                                                   Page
                                                                                   ----
  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1997 and September 30, 1998. . . . . . . . . . . . . . .    3

            Consolidated Statements of Operations for the
            three and nine months ended September 30, 1997 and 1998 . . . . . . .    5

            Consolidated Statements of Changes in
            Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .    6

            Consolidated Statements of Cash Flows for the
            three and nine months ended September 30, 1997 and 1998 . . . . . . .    7

            Notes to Consolidated Financial Statements. . . . . . . . . . . . . .    8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . .   10

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .   21


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1997 AND SEPTEMBER 30, 1998


                                    ASSETS

 (In thousands)
                                              December 31,    September 30,
                                                  1997            1998
                                              -----------     ------------
CURRENT ASSETS
  Cash and equivalents                          $    531        $  1,730
  Accounts receivable                              8,348           7,667
  Prepaids and other                               3,805           2,940
                                              -----------     ------------
                                                  12,684          12,337
                                              -----------     ------------
PROPERTY AND EQUIPMENT, at cost:
  Oil and gas properties, under the full
    cost method of accounting
      Proved                                     177,704          42,536
      Unproved                                    15,669          36,836
  Less accumulated depreciation,
    depletion and amortization                   (46,284)        (66,657)
                                              -----------     ------------
                                                 147,089         212,715
  Furniture and equipment, net                     2,086           1,645
                                              -----------     ------------
                                                 149,175         214,360
                                              -----------     ------------
OTHER ASSETS                                         100             277
                                              -----------     ------------
                                                $161,959        $226,974
                                              -----------     ------------
                                              -----------     ------------

             The accompanying notes are an integral part of these
                      Consolidated financial statements.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1997 AND SEPTEMBER 30, 1998


                     LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)                 December 31,  September 30,
                                                      1997           1998
                                                  -----------   ------------
CURRENT LIABILITIES:
  Accounts payable                                  $  8,087       $  9,336
  Accrued liabilities                                 12,067         11,976
  Accrued ad valorem taxes                             2,394          2,144
  Income taxes payable                                    19             --
  Current portion of long-term debt                      153             92
                                                  -----------   ------------
                                                      22,720         23,548
                                                  -----------   ------------
LONG-TERM DEBT, net of current portion                11,053         70,500
OTHER LONG-TERM OBLIGATIONS                              266            445
DEFERRED INCOME TAXES                                  6,555          7,672
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
    share; 10,000,000 shares authorized,
    no shares issued and outstanding                      --             --
  Common stock, par value $.01 per
    share, 50,000,000 shares authorized,
    13,833,000 and 14,094,000 shares
    issued, respectively                                 138            141
  Additional paid-in capital                         110,627        112,972
  Retained earnings                                   12,012         14,239
  Common stock held in treasury, at cost,
    120,000 and 184,000 shares, respectively          (1,412)        (2,543)
                                                  -----------   ------------
  Total stockholders' equity                         121,365        124,809
                                                  -----------   ------------
                                                    $161,959       $226,974
                                                  -----------   ------------
                                                  -----------   ------------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three Months Ended   For the Nine Months Ended
                                               September 30,               September 30,
(In thousands, except per share data)        1997         1998           1997        1998
                                           -------      -------        -------     -------
REVENUE:
Oil sales                                  $ 2,737      $ 2,545        $ 6,720     $ 7,932
Gas sales                                    4,139       11,553          5,910      28,317
Interest and other, net                         30           46            254          59
                                           -------      -------        -------     -------
                                             6,906       14,144         12,884      36,308
                                           -------      -------        -------     -------
COSTS AND EXPENSES:
Lease operating expenses                     1,029        1,976          3,065       6,569
Production taxes                               258          190            893         628
Depreciation, depletion and
  Amortization                               2,979        8,413          5,375      21,140
General and administrative, net                838        1,155          2,441       3,257
Interest expense                               316          500            487       1,288
                                           -------      -------        -------     -------
                                             5,420       12,234         12,261      32,882
                                           -------      -------        -------     -------
INCOME  BEFORE INCOME TAXES                  1,486        1,910            623       3,426
Income tax provision                           520          668            218       1,199
                                           -------      -------        -------     -------
NET INCOME                                 $   966      $ 1,242        $   405     $ 2,227
                                           -------      -------        -------     -------
                                           -------      -------        -------     -------
EARNINGS  PER SHARE:
  Basic                                    $  0.09      $  0.09        $  0.04     $  0.16
                                           -------      -------        -------     -------
                                           -------      -------        -------     -------
  Diluted                                  $  0.09      $  0.09        $  0.04     $  0.16
                                           -------      -------        -------     -------
                                           -------      -------        -------     -------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
  Basic                                     10,757       13,884         10,720      13,838
  Diluted                                   10,872       14,199         10,778      14,320

              The accompanying notes are an integral part of these
                       Consolidated financial statements.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH SEPTEMBER 30, 1998

                                       COMMON STOCK        ADDITIONAL         TREASURY STOCK                          TOTAL
                                       ------------         PAID-IN           --------------          RETAINED     STOCKHOLDERS
(In thousands)                      SHARES      AMOUNT       CAPITAL        SHARES       AMOUNT       EARNINGS        EQUITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1997           10,757       $108       $ 59,219         (56)       $  (132)       $ 9,556       $ 68,751
Issuance of common stock             3,001         30         51,340           -              -              -         51,370
Common stock offering costs              -          -           (499)          -              -              -           (499)
Purchase of treasury stock               -          -              -         (64)        (1,280)             -         (1,280)
Issuance and vesting of
  restricted stock                      75          -            567           -              -              -            567
Net income                               -          -              -           -              -          2,456          2,456
                                    -----------------------------------------------------------------------------------------
BALANCES, December 31,  1997        13,833        138        110,627        (120)        (1,412)        12,012        121,365
Issuance of common stock                92          1            440           -              -              -            441
Purchase of treasury stock               -          -              -          (2)           (23)             -            (23)
Issuance and vesting of
  restricted stock                      90          1            798           -              -              -            799
Exercise of warrants for
  common stock                          79          1          1,107         (62)        (1,108)             -              -
Net income                               -          -              -           -              -          2,227          2,227
                                    -----------------------------------------------------------------------------------------
BALANCES, September 30, 1998        14,094       $141       $112,972        (184)       $(2,543)       $14,239       $124,809
                                    -----------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these
                        Consolidated financial statements

                  BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months Ended    For the Nine Months Ended
                                                               September 30,                 September 30,
(In thousands)                                              1997           1998           1997           1998
                                                          --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $    966       $  1,242       $    405       $  2,227
  Adjustments to reconcile net income to
  net cash provided by operating activities -
    Depreciation, depletion and amortization                 2,979          8,413          5,375         21,140
    Deferred income tax provision                              954            686            652          1,117
    Stock compensation expense                                  55            143            182            462
    Other                                                        1            (30)            (3)           (14)
    Changes in operating assets and liabilities -
      Decrease (increase) in
      Receivables                                            1,339            377           (803)           676
      Prepaids and other                                      (320)         1,766         (1,456)           927
    (Decrease) increase in -
      Accounts payable and accrued liabilities              (1,339)         3,385           (593)         2,722
      Ad valorem taxes and other                               157            108            748            (71)
      Income taxes payable                                       -              -           (958)           (19)
                                                          --------       --------       --------       --------
  Net cash provided by operating activities                  4,792         16,090          3,549         29,167
                                                          --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions                                        (13,067)       (29,708)       (47,267)       (87,585)
  Deposits on offshore leases                                    -           (239)             -           (239)
  Proceeds from sale of property and equipment                   -             30            195             52
                                                          --------       --------       --------       --------
    Net cash used in investing activities                  (13,067)       (29,917)       (47,072)       (87,772)
                                                          --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt            15,500         17,000         30,000         73,000
  Principle payments on notes payable and
    long-term debt                                          (6,536)        (3,039)        (7,182)       (13,614)
  Issuance of common stock                                       -            135              -            441
  Purchase of treasury stock                                     -             (3)            (4)           (23)
                                                          --------       --------       --------       --------
    Net cash provided by financing activities                 8,964        14,093         22,814         59,804
                                                          --------       --------       --------       --------
INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                                               689           266        (20,709)         1,199
CASH AND EQUIVALENTS, beginning of period                       625         1,464         22,023            531
                                                          --------       --------       --------       --------
CASH AND EQUIVALENTS, end of period                       $   1,314      $  1,730       $  1,314       $  1,730
                                                          --------       --------       --------       --------
                                                          --------       --------       --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized      $     229      $    422       $    285       $    968
                                                          --------       --------       --------       --------
                                                          --------       --------       --------       --------
  Cash paid for income taxes                                      -             -       $    958       $    119
                                                          --------       --------       --------       --------
                                                          --------       --------       --------       --------

             The accompanying notes are an integral part of these
                       consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or "the Company") as of September 30, 1998, and the results of operations and cash flows for the three and nine month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.
The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Oil and natural gas prices are volatile and reflect seasonal factors, as well as other supply and demand conditions. A decline in prices could result in a requirement that the Company recognize an impairment expense in a future period.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Basin is a domestic independent oil and gas company that conducts exploration, acquisition and exploitation operations in the shallow waters of the Gulf of Mexico ("GOM") and selected areas onshore. Basin's revenue and results of operations are significantly affected by oil and gas prices. Assuming level production, the Company's revenues would generally be higher in the first and fourth quarters of the calendar year, due to typically higher natural gas prices resulting from greater demand during colder months.

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

The Company began GOM activities in 1996 with no initial property base in the region, and its early investments related primarily to acquisitions of three-dimensional seismic data and exploratory leasehold interests. The Company's first significant discovery in the GOM was the Eugene Island Block 65 #1 well, which was drilling at the end of 1996 and completed in 1997. First production from GOM assets was realized in August 1997 when the Company brought two wells drilled on Eugene Island Block 65 on-line. The Company added other proved properties in the GOM in 1997 through both exploratory drilling and acquisitions and at the beginning of the current year it owned interests in five producing properties and had nine wells under development on eight lease blocks. During the first nine months of 1998, seven of these wells established initial production and produced for a portion of the period. The Company participated in drilling 15 GOM exploratory wells during the first nine months of 1998, of which nine were apparent discoveries. One of these wells commenced production in the second quarter of 1998 and the other eight are currently under development for initial production.

RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding results of operations for the periods presented.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                  Three Months Ended          Nine Months Ended
                                                      September 30              September 30
------------------------------------------------------------------------------------------------
                                                    1997         1998         1997         1998
------------------------------------------------------------------------------------------------
  PRODUCTION:
    Oil (MBBL)                                        147          173          356          545
    Gas (MMCF)                                      1,688        5,296        2,490       12,633
    Total gas equivalents (MMCFE)                   2,570        6,334        4,626       15,903
  REVENUE (IN THOUSANDS):
    Oil sales                                      $2,737      $ 2,545      $ 6,720      $ 7,932
    Gas sales                                      $4,139      $11,553      $ 5,910      $28,317
    Total oil and gas sales                        $6,876      $14,098      $12,630      $36,249
  AVERAGE SALES PRICE:
    Oil (PER BBL)                                  $18.59      $ 14.74      $ 18.88      $ 14.55
    Gas (PER MCF)                                  $ 2.45      $  2.18      $  2.37      $  2.24
    Total gas equivalents (PER MCFE)               $ 2.67      $  2.23      $  2.73      $  2.28
  EXPENSES (PER MCFE):
    Lease operating expenses                       $ 0.40      $  0.31      $  0.66      $  0.41
    Production taxes                               $ 0.10      $  0.03      $  0.19      $  0.04
    Depreciation, depletion and amortization       $ 1.16      $  1.33      $  1.16      $  1.33
    General and administrative, net                $ 0.33      $  0.18      $  0.53      $  0.20

REVENUE. Oil and gas sales for the three months ended September 30, 1998 totaled $14,098,000, representing an increase of $7,222,000, or 105%, compared to the third quarter of 1997. A 146% increase in net oil and gas production was partially offset by a 16% decline in unit prices, based on net equivalent unit measures. Oil and gas sales for the nine months ended September 30, 1998 totaled $36,249,000, representing an increase of $23,619,000, or 187%, compared to the first nine months of 1997. A 244% increase in net oil and gas production was partially offset by a 16% decline in unit prices, based on net equivalent unit measures. The significant increases in oil and gas production are attributable to increased contributions in 1998 from GOM properties. As noted above, the Company's first GOM production was realized in August 1997. Due to the addition of GOM production, which is predominantly natural gas, gas increased from 54% of net equivalent units produced in the first nine months of 1997 to 79% of the Company's total oil and gas production in the first nine months of 1998 and 84% of production in the three months ended September 30, 1998. See "Liquidity and Capital Resources" for additional discussion of oil and gas production.

LEASE OPERATING EXPENSES. Due primarily to adding production from new GOM properties, lease operating expenses for the three and nine months ended September 30, 1998 increased by $947,000, or 92%, and $3,504,000, or 114%, respectively, from amounts reported for the comparable periods in the prior year. However, lease operating costs per Mcfe produced declined by approximately 23% and 38%, respectively, over the same periods, because the GOM wells added have significantly lower average unit operating costs than the Company's Rocky Mountain properties.

                 BASIN EXPLORATION, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRODUCTION TAXES. Production taxes for the three and nine months ended September 30, 1998 were $190,000, and $628,000, representing decreases of $68,000, or 26%, and $265,000, or 30%, respectively, from amounts reported for the comparable periods in 1997. These declines were due to reduced revenues from onshore properties caused primarily by lower oil and gas prices. Production taxes as a percent of oil and gas sales for the three and nine months ended September 30, 1998 were 1.3 % and 1.7%, compared to 3.8% and 7.1%, respectively, in 1997, due to increased sales in 1998 from properties in federal waters offshore, which are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expenses for the three and nine months ended September 30, 1998 were $8,413,000 and $21,140,000, respectively, representing corresponding increases of $5,434,000, or 182%, and $15,765,000, or 293%, compared to the same periods in 1997. The increases were largely attributable to greater production volumes in 1998. In addition, the depletion rate of $1.28 per Mcfe produced in the three and nine month periods ended September 30, 1998 represented a 20% increase from the $1.07 per Mcfe and a 27% increase from the $1.01 per Mcfe depletion rates during the comparable periods of 1997. The higher rates are due to proved reserves added at a higher average unit cost than the Company's previous historical average and to the unfavorable impact on estimated proved reserve quantities of using lower assumed future oil and gas prices at September 30, 1998 than those used one year earlier. The increased unit cost of additions reflects the substantial portion of the Company's investments and reserve additions during the past year that relate to the GOM, where higher unit costs are generally associated with reserves having a higher value per unit than the Company's onshore properties, due to typically faster recovery rates, lower production costs, and higher average realizable gas prices.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and nine months ended September 30, 1998 were $1,155,000 and $3,257,000, reflecting increases of $317,000, or 38%, and $816,000, or 33%, respectively, as compared to 1997. The increases resulted primarily from greater stock-based incentive compensation accruals, reflecting, in part, increases in the price of the Company's common stock. Percentage increases in general and administrative expenses were much smaller than increases in production, resulting in declines in general and administrative expenses per Mcfe produced, from $0.33 and $0.53 during the three and nine months ended September 30, 1997, to $0.18 and $0.20, respectively, in the three and nine months ended September 30, 1998.

INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 1998 totaled $500,000 and $1,288,000, representing increases of $184,000, or 58%, and $801,000, or 164%, respectively, as compared to 1997.
The increases were attributable to higher average borrowings partially offset by the capitalization of $584,000 and $961,000 of interest to unproved property costs in the three and nine months ended September 30, 1998, respectively, in accordance with Statement of Financial Accounting Standards No. 34. Average borrowings and applicable interest rates for the comparable periods are summarized below:

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                   -------------                -------------
                                                1997           1998          1997           1998
     Average borrowings (in thousands)        $18,300        $65,500        $8,600        $45,000
     Average interest rate on borrowings          6.5%           6.5%          6.7%           6.6%

INCOME TAX PROVISIONS. The income tax provisions for 1997 and 1998 approximate the amounts that would be calculated by applying statutory income tax rates to income before income taxes.

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

The Company's accrual-basis capital expenditures during the first nine months of 1998 totaled approximately $86.4 million. Net cash provided by operations before changes in working capital totaled $24.9 million during the recent nine-month period. Other funds for investments during the period came from borrowings under the Credit Facility. The Company closed the period ended September 30, 1998 with a working capital deficit of approximately $11.2 million, long-term debt of $70.5 million, and stockholders' equity of $124.8 million.

The borrowing base under the Credit Facility is currently established at $90 million. The Company is presently engaged in discussions with its bank group relating to a potential new credit facility that would provide for an expanded line of credit, subject to changes in various other terms and conditions applicable under the current credit agreement. Pending resolution of these discussions, a redetermination of the borrowing base that was regularly scheduled for November 1, 1998 has been postponed to December 1, 1998. The Company can make no assurances regarding the eventual outcome of the current discussions concerning a potential new credit facility, but anticipates that the next borrowing base determination will be at a level at or above the currently established level, under either the existing Credit Facility or its replacement.

The Company has established a budget of $110 million for anticipated exploration and development activities in 1998. Acquisitions of properties with proved and probable reserves are also pursued as an integral part of the Company's overall business strategy, but are not budgeted. The Company periodically considers changes to its budget to reflect changes in the general business environment, variances from assumptions, or specific business opportunities.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has not yet established an initial budget for 1999, but is presently targeting participation in GOM exploratory wells next year at a level comparable to that of the current year, during which activity is expected to aggregate 17 to 20 gross (8 to 10 net) wells.

Factoring in its forecasts of net oil and gas production and price realizations, and assuming that the Company receives increases in the borrowing base under a revolving line of credit to levels requested, management believes that cash flow from operations and borrowing capacity under its bank line of credit will be sufficient to fund the Company's operations and capital expenditures through the end of 1998 unless the Company consummates a substantial acquisition during the period. Sufficiency of these resources to fund capital expenditures at desired levels in 1999 will depend on a number of factors including, among others, the Company's future drilling success, oil and gas prices, and the production performance of the Company's properties (including recent discoveries currently under development). Each of these factors can significantly influence both cash flow and the level of the borrowing base established under a credit facility. As discussed below in "Production and Cash Flow," the Company anticipates that increased cash flow in 1999, resulting largely from higher projected net production from existing discoveries not yet on-line, will enable a greater portion of capital expenditures, outside of proved property acquisitions, to be met with internal resources next year than in the current year.

The majority of the Company's planned capital expenditures are related to Company-operated properties, enabling the Company to control the character and schedule of operations to a considerable degree.

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

Average daily net production increased to 43.8 MMcfe in the fourth quarter of 1997, as the result of a full period's contribution from Eugene Island Block 65 and a partial period's contribution from four productive GOM properties acquired in late-November 1997. Cash flow from operations increased to $8.7 million in the final quarter of 1997, reflecting this increase in production and higher average unit prices attributable to strength in natural gas markets.

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As additional GOM properties have been brought on line in 1998, the Company's average daily net production has increased further, to 50.0 MMcfe in the first quarter, 55.7 MMcfe in the second quarter, and 68.8 MMcfe in the third quarter of the year. Cash flow from operations before working capital changes, reflecting the combined effects of higher production and lower average oil and gas prices, totaled $6.6 million in the first quarter, $7.9 million in the second quarter, and $10.5 million in the third quarter of 1998.

The Company expects that its average daily net production and cash flow from operations will increase further in the fourth quarter of 1998. The primary sources of increases are expected to be initial contributions from GOM wells with proved nonproducing reserves at the end of September 1998, partially offset by depletion-related declines on existing producing wells. The Company closed the period with interests in ten GOM wells with proved nonproducing reserves that had not yet established sustained initial production. Production is expected to be initiated before year-end from four to six of these wells

The Company expects that its future net cash flow will be determined substantially by production levels and oil and gas prices. Certain costs per unit of production have significantly improved as the Company has added production from GOM wells and are expected to continue to improve, albeit more modestly, as anticipated increases in GOM production occur. These include: (i) production taxes, which are not applicable to properties in federal waters; (ii) lease operating expenses which tend to be significantly lower per unit in the GOM than for the Company's Rocky Mountain properties, especially for flush production from relatively new GOM wells; and (iii) general and administrative expenses, which are not expected to increase proportionately as GOM production increases. As a result, net cash provided by operations is expected to increase by a greater percentage than production volumes, given an assumption of constant or rising oil and gas prices.

MARKETING AND HEDGING TRANSACTIONS

The Company's production is generally sold under month-to-month contracts at prevailing prices. From time to time, however, as conditions are deemed to warrant, Basin has entered into hedging transactions or fixed price sales contracts for a portion of its oil and gas production. The purposes of these transactions are to limit the Company's exposure to future oil and gas price declines and achieve a more predictable cash flow, or to seek to enhance profitability through improved net price realizations. However, such contracts may limit the benefits the Company would realize if prices increase or expose the Company to losses having the effect of reducing net price realizations.

                      BASIN EXPLORATION, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Through November 6, 1998, Basin had entered into various crude oil and natural gas price swap arrangements covering the period beginning October 1, 1998, summarized as follows:

                            Average
                             Daily        Average      Time Period
Product                     Volume         Price
-------------------------------------------------------------------
Crude Oil                    333 Bbl.      $ 21.30      10/98
Crude Oil                  1,000 Bbl.      $ 17.00      1/99-6/99

Natural Gas               50,000 Mcf       $  2.30      10/98-12/98
Natural Gas               28,000 Mcf       $  2.19      1/99-12/99
Natural Gas               10,000 Mcf       $  2.15      1/00-12/01

In addition the Company periodically enters into spread trades or options transactions related to oil or natural gas futures markets. Under a spread trade, fixed prices under a hedging contract are determined in the future by reference to the price of an underlying contract. Such positions may enable the Company to lock in favorable fixed prices for future hedging positions, but can also result in unfavorable fixed price contracts if the reference price represented by the underlying contract declines. As of November 6, 1998, the Company had entered into spread trades for natural gas providing for a fixed price for 20,000 Mcf per day for the period of March 1999 through September 1999 to be established in the future upon an election by the Company by reference to the underlying NYMEX January 1999 contract price less $0.31. The Company also had sold call options for 10,000 Mcf of natural gas per day for the period from January 1999 through December 2001 that have an average strike price of $2.50 per Mcf.

CREDIT FACILITY

The Credit Facility with a bank group led by NationsBank of Texas, N.A. provides for the interest rate on the Company's borrowings to be determined by reference to either NationsBank's prime rate or LIBOR, at the Company's election. A varying spread of 0% to 0.5% is added to the prime rate, or
 0.625% to .25% is applied to LIBOR, based upon the Company's debt-to-capitalization ratio at the time. The Credit Facility provides for borrowings to be revolving loans through October 31, 2001, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility has been amended to extend the revolving period. The borrowing base under the Credit Facility, established at $90 million as of August 20, 1998, is scheduled to be redetermined as of December 1, 1998, May 1, 1999, and generally at six-month intervals thereafter until converted into a term loan.

At September 30, 1998, the principal balance outstanding under the facility was $70.5 million, with a weighted average interest rate of 6.4%. The Credit Facility contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to the agreement governing the Credit Facility, certain of the Company's properties are subject to mortgages in favor of the banks and the Company's remaining properties are subject to a negative pledge and the bank's right to secure mortgages in certain circumstances.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL EXPENDITURES

Since the beginning of 1996, Basin has focused its exploration activities in the shallow waters of the GOM, primarily off the coast of Louisiana. The Company's acquisition, development, and exploitation activities target opportunities in the vicinity of the Company's GOM exploration operations, in the Rocky Mountain region where Basin has proved reserves and producing wells, and in certain other major domestic producing basins where Basin believes significant upside potential exists.

The Company's capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition.

The Company's budget for anticipated capital expenditures for exploration and development in 1998 is currently established at approximately $110 million. This budget primarily provides for: participation in 17 to 20 (8 to 10 net) exploratory wells in the GOM; development of six GOM prospect discoveries made in the second half of 1997; exploitation and development of five GOM properties acquired last year; development of prospect discoveries made in 1998; and investments in prospect leaseholds and seismic data.

During the first nine months of 1998, the Company's accrual-basis capital expenditures totaled approximately $86.4 million, including $63.0 million for exploration and development, $21.1 million for acquisition of GOM leases, primarily through federal offshore lease sales, and $2.3 million for acquisitions of proved property interests. The expenditures on exploration and development were primarily for participation in 15 GOM exploratory wells, related completion costs on nine of these, development of several GOM properties acquired or discovered during the prior year, and acquisitions of three-dimensional seismic data.

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

                 BASIN EXPLORATION, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUES

The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Year 2000 issues result from the inability of many computer programs to accurately calculate, store or use a date subsequent to December 31, 1999. The date can be erroneously interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of or errors in operations. Systems potentially affected include not only information technology ("IT") systems -- computer systems controlling a company's accounting, land, seismic processing, and other specialized functions -- but also non-IT systems controlled by embedded chips, which include many common and specialized machines and support systems.

The Company has recently completed an assessment of its core IT systems to determine whether they are Year 2000 compliant. The licensors of both the Company's core financial software system and its underlying operating system have certified that such software is Year 2000 compliant. The Company's GOM seismic data interpretation software system is not currently Year 2000 compliant, but the licensor has indicated that such software will be compliant by April 1999. The failure or disruption of such system could have a material adverse impact on the Company's ability to generate new prospects on new leases offered at GOM lease sales or on existing properties, but could also be expected to have a similar impact on many, if not most, of the Company's competitors, since this software system is in wide use in the industry. Additionally, the Company has assessed other less critical IT systems and believes them to be compliant. The Company believes that the potential impact, if any, of these less critical systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and should not impact the Company's ability
to continue exploration, drilling, production or sales activities.   The
Company does not expect that it will incur material costs in remediating its IT systems to be Year 2000 compliant.

The Company also relies on non-IT systems, such as office telephones, facsimile machines, air conditioning and heating, elevators in its leased offices, and automated measuring equipment on platforms and other production facilities, which may have embedded technology such as micro-controllers. Most of these systems are outside of the Company's control to assess or remedy. The Company will be communicating with its equipment suppliers, utility companies, and property managers of the buildings in which its offices are situated to assess the compliance issues that may be presented by failures in their respective equipment or systems. The Company is not able to predict at this time what the impact could be of such failures but does not believe that there will be a material disruption of the Company's operations. The Company does not at this time have a contingency plan in place for addressing such failures.

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has initiated communications with its significant suppliers, customers, and others with whom the Company has significant business relationships to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own Year 2000 issues. To date, the Company has not received definitive responses from most of these entities and therefore cannot assess whether they are Year 2000 compliant or how their failure to be compliant would affect the Company. Until the Company has completed its dialogue with these entities, which it anticipates will occur by the end of the first quarter of 1999, it will not be able to assess potential impact on the Company's operations, liquidity, or financial condition. Among the potential "worst case" impacts could be impairment of the Company's ability to deliver its production to, or receive payment from, third parties gathering and/or purchasing the Company's production, impairment of the ability of third-party vendors to provide needed materials or services to the company's planned or ongoing operations, thereby necessitating deferral or shut-in of exploration, development or production operations, and the inability of the Company to execute financial transactions with its banks or other third parties whose systems fail or misfunction. The Company currently has no reason to believe that any of these contingencies will occur or that its principal vendors, customers, and business partners will not be Year 2000 compliant, and the Company does not currently have a contingency plan under development or in place to address these potential problems.

The Company has relied primarily on its internal staff to assess its current Year 2000 readiness and does not anticipate extensive use of external resources to complete its assessment or remediation. The Company has not separately quantified its costs of internal resources on this project. The Company has not incurred, and does not anticipate that it will incur, costs for external resources in excess of $100,000 relating to the assessment and remediation of Year 2000 issues. That estimate does not include the cost of remediating problems caused by third-party vendors, customers, or other business partners, which the Company will not be able to estimate until the extent, if any, of their Year 2000 non-compliance is known.

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Statements that are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future accessibility of capital, development and exploration expenditures (including the amount, nature and timing thereof), drilling of wells, timing and amount of future production of oil and gas, business strategies, cash flow and anticipated liquidity, borrowing base increases, prospect development and property acquisition, marketing of oil and gas, and the impact on the Company of Year 2000 compliance requirements both internally and externally. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described, among other places, in the Company's prospectus dated October 2, 1997 and prospectus supplement dated October 24, 1997 and in the Marketing, Competition, and Regulation sections of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, all as filed with the Securities and Exchange Commission, and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herewith. Without limiting the Cautionary Disclosures so described, Cautionary Disclosures include, among others: general economic conditions, the market price of oil and gas, the risks associated with exploration, the Company's ability to find, acquire, market, develop and produce new properties, operating hazards attendant to the oil and gas business especially in the harsh operating environment of the Gulf of Mexico, downhole drilling and completion risks that are generally not recoverable from third parties or insurance, the Company's relative inexperience in the GOM, uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures, potential mechanical failure or underperformance of individually significant productive wells, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated start-up dates, environmental risks, the results of financing efforts, actions or inactions of third-party operators of the Company's properties, regulatory developments, and third-party Year 2000 compliance problems. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

                  BASIN EXPLORATION, INC. AND SUBSIDIARIES

                        PART II  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
      2.1    --  Agreement and Plan of Merger between Sterling Energy
                 Corporation, Basin Energy, Inc. and Basin Exploration, Inc.
                 dated October 13, 1994(5)
      2.2    --  Plan of Merger between Basin Sterling, Inc. and Basin
                 Exploration, Inc. dated November 22, 1994(5)
      2.3    --  Plan of Merger between Basin Operating Company and Basin
                 Exploration, Inc. dated December 14, 1994(8)
      3.1    --  Restated Certificate of Incorporation of Basin.(2)
      3.2    --  Restated Bylaws of Basin.(2)
      4.1    --  Common Stock Certificate of Basin.(2)
     10.1    --  Equity Incentive Plan as amended May 5, 1998.(1)
     10.3    --  Key Employee Participation Plan.(2)
     10.4    --  Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith.(3)
     10.5    --  Gulf Coast Geoscientist Overriding Royalty Interest Plan dated
                 November 30, 1995.(10)
     10.6    --  Form of Rights Agreement dated as of February 24, 1996, between
                 Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as
                 Rights Agent.(9)
     10.7    --  Performance Shares Plan approved February 4, 1997.(12)
     10.8    --  Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(10)
     10.9    --  Employment Agreement dated August 28, 1995 between Basin
                 Exploration, Inc. and Samuel D. Winegrad.(10)
     10.10   --  Employment Agreement dated June 28, 1995 between Basin
                 Exploration, Inc. and Neil L. Stenbuck.(10)
     10.11   --  Employment Agreement dated November 10, 1995 between Basin
                 Exploration, Inc. and David A. Pustka.(10)
     10.12   --  Employment Agreement dated February 23, 1996 between Basin
                 Exploration, Inc. and Thomas J. Corley.(12)
     10.13   --  Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration,
                 Inc., as New Tenant, and FC Tower Property Partners, L.P., as
                 Landlord.(9)
     10.16   --  Agreement for Purchase and Sale of Assets (Monetization) dated
                 February 24, 1996 by and between Basin Exploration, Inc., HS
                 Resources, Inc. and Orion Acquisition, Inc.(7)
     10.17   --  Agreement for Purchase and Sale of Assets (Wattenberg), dated
                 February 24, 1996 by and between Basin Exploration, Inc., HS
                 Resources, Inc. and Orion Acquisition, Inc.(7)
     10.18   --  Lease of Office Space dated September 25, 1992, between
                 Brookfield Republic Inc. and Basin Operating Company, as
                 amended(4)(#)
     10.19   --  First Lease of Additional Office Space dated as of December 1,
                 1994, between Brookfield Republic, Inc. and Basin Operating
                 Company.(6)(#)
     10.20   --  Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National Bank, Union Bank of
                 California, N.A. and NationsBank of Texas, N.A.(11)
     10.21   --  Purchase and Sale Agreement dated February 13, 1997, between
                 Hall-Houston Oil Company et al as Sellers and Basin
                 Exploration, Inc. as Buyer.(12)(#)
     10.22   --  First Amendment of Amended and Restated Credit Agreement dated
                 August 6, 1996 between the Company and Colorado National Bank,
                 Union Bank of California, N.A. and NationsBank of Texas, N.A.
                 dated June 11, 1997 (14)
     10.23   --  Order of the United States Bankruptcy Court for the Southern
                 District of Texas Corpus Christi Division, dated November 18,
                 1997, with exhibits, including the Agreement of Purchase and
                 Sale.(15)

     10.24   --  Second Amendment of Amended and Restated Credit Agreement dated
                 August 6, 1996 between the Company and Colorado National Bank,
                 Union Bank of California, N.A. and NationsBank of Texas, N.A.
                 dated November 1, 1997 (16)
     10.25   --  Third Amendment of Amended and Restated Credit Agreement dated
                 August 6, 1996 between the Company and U.S. Bank National
                 Association, Union Bank of California, N.A. and NationsBank of
                 Texas, N.A. dated April 30, 1998(17)
     10.26   --  Fourth Amendment of Amended and Restated Credit Agreement dated
                 August 6, 1996 between the  Company and U.S. Bank National
                 Association, Union Bank of California, N.A. and Nationsbank,
                 N.A. dated August 20, 1998 (1)
     21      --  Subsidiaries(16)
     27      --  Financial Data Schedule (1)

-------------------
            (1)   Filed herewith.

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

                                       BASIN EXPLORATION, INC.
                                            (Registrant)


Date: November 12, 1998                By: /s/ NeiL L. Stenbuck
                                          ---------------------------
                                               Neil L. Stenbuck
                                               Chief Financial Officer


Date:  November 12, 1998               By: /s/ James A Tuell
                                          ---------------------------
                                               James A. Tuell
                                               Controller
                                               (Principal Accounting Officer)