Form 10-Q
period 1999-03-31
BASIN EXPLORATION INC
filed 1999-05-17
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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
                                    YES  X   NO
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                              Outstanding at
                      Class                   April 30, 1999
          ----------------------------        -----------------
          Common stock, $.01 par value        14,045,000 shares

                             BASIN EXPLORATION, INC.

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                    Page
                                                                                    ----
     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              December 31, 1998 and March 31, 1999..................................   3

              Consolidated Statements of Operations for the
              three months ended March 31, 1998 and 1999............................   5

              Consolidated Statements of Changes in
              Stockholders' Equity..................................................   6

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1998 and 1999............................   7

              Notes to Consolidated Financial Statements............................   8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................   9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk............  22

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K......................................  23

SIGNATURES..........................................................................  25


                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999

                                                       ASSETS
(In thousands)
                                                     December 31,        March 31,
                                                        1998               1999
                                                     ------------        ---------
CURRENT ASSETS
     Cash and equivalents                            $     331           $      20
     Accounts receivable                                10,036               9,227
     Prepaids and other                                  2,752               3,791
                                                     ---------           ---------
                                                        13,119              13,038
                                                     ---------           ---------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, under the full
       cost method of accounting
         Proved                                        265,826             287,299
         Unproved                                       34,039              33,902
     Less accumulated depreciation,
       depletion and amortization                     (113,462)           (121,819)
                                                     ---------           ---------
                                                       186,403             199,382
     Furniture and equipment, net                        1,408               1,306
                                                     ---------           ---------
                                                       187,811             200,688
                                                     ---------           ---------
OTHER ASSETS                                               233               1,117
                                                     ---------           ---------
                                                     $ 201,163           $ 214,843
                                                     ---------           ---------
                                                     ---------           ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)                    December 31,        March 31,
                                                        1998                1999
                                                     ------------        ---------
CURRENT LIABILITIES:
     Accounts payable                                   $  12,465        $  14,409
     Accrued liabilities                                   13,620           14,930
     Current portion of long-term debt                        258              156
                                                        ---------        ---------
                                                           26,343           29,495
                                                        ---------        ---------

LONG-TERM DEBT, net of current portion                     80,000           91,000

OTHER LONG-TERM OBLIGATIONS                                   601               45

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per
      share; 10,000,000 shares authorized,
      shares issued and outstanding                             -                -
       no shares issued and outstanding
     Common stock, par value $.01 per
       share, 50,000,000 shares authorized,
       14,151,000 and 14,213,000 shares
       issued, respectively                                   142              142
     Additional paid-in capital                           113,136          113,618
     Accumulated deficit                                  (16,488)         (16,886)
     Common stock held in treasury, at cost,
         186,000 shares                                    (2,571)          (2,571)
                                                        ---------        ---------
                                                           94,219           94,303
                                                        ---------        ---------
                                                        $ 201,163        $ 214,843
                                                        ---------        ---------
                                                        ---------        ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended
                                                                March 31,
(In thousands, except per share data)                   1998                 1999
                                                     ------------        ------------
REVENUE:

Oil sales                                            $    2,690          $    2,246

Gas sales                                                 7,545              10,796

Interest and other                                           21                  13
                                                     ----------          ----------
                                                         10,256              13,055
                                                     ----------          ----------

COSTS AND EXPENSES:

Lease operating expenses                                  2,143               2,455

Production taxes                                            234                  76

Depreciation, depletion and amortization                  5,986               8,546

General and administrative, net                           1,112               1,427

Interest expense                                            413                 949
                                                     ----------          ----------
                                                          9,888              13,453
                                                     ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                           368                (398)

Income tax provision                                        129                   -
                                                     ----------          ----------
NET INCOME (LOSS)                                    $      239          $     (398)
                                                     ----------          ----------
                                                     ----------          ----------
EARNINGS (LOSS) PER SHARE:
   Basic                                             $     0.02          $    (0.03)
                                                     ----------          ----------
                                                     ----------          ----------
   Diluted                                           $     0.02          $    (0.03)
                                                     ----------          ----------
                                                     ----------          ----------

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
   Basic                                                 13,784              13,973
   Diluted                                               14,237              13,973


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH MARCH 31, 1999

                                                                                                     RETAINED
                                                           ADDITIONAL                               EARNINGS              TOTAL
                                       COMMON STOCK          PAID-IN        TREASURY STOCK        (ACCUMULATED        STOCKHOLDERS
(In thousands)                       SHARES      AMOUNT      CAPITAL      SHARES      AMOUNT        DEFICIT)             EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1998            13,833    $   138    $  110,627        (120)   $(1,412)    $     12,012           $121,365

Issuance of common stock                130          2           627           -          -                -                629

Exercise of warrants for                 79          1         1,107         (62)    (1,108)               -                  -
common stock

Purchase of treasury stock                -          -             -          (4)       (51)               -                (51)

Issuance and vesting of
restricted stock                        109          1           775           -          -                -                776

Net income (loss)                         -          -             -           -          -          (28,500)           (28,500)
                                   ------------------------------------------------------------------------------------------------

BALANCES, December 31,  1998         14,151        142       113,136        (186)    (2,571)         (16,488)            94,219

Issuance of common stock                 12          -            62           -          -                -                 62

Issuance and vesting of
 restricted stock                        50          -           420           -          -                -                420

Net income (loss)                         -          -             -           -          -             (398)              (398)
                                   ------------------------------------------------------------------------------------------------

BALANCES, March 31, 1999             14,213    $   142    $  113,618        (186)   $(2,571)    $    (16,886)           $94,303
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Three Months Ended
                                                                                                     March 31,
(In thousands)                                                                             1998                       1999
                                                                                       ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                               $        239               $       (398)
       Adjustments to reconcile net income (loss) to
       net cash provided by operating activities -
         Depreciation, depletion and amortization                                             5,986                      8,546
         Deferred income tax expense                                                            129                          -
         Stock compensation expense                                                             202                        254
         Other                                                                                    -                         16
                                                                                       ------------               ------------
                                                                                              6,556                      8,418
         Changes in operating assets and liabilities -
           Decrease (increase) in
              Receivables                                                                    (6,104)                       809
              Prepaids and other                                                                174                       (939)
           (Decrease) increase in -
              Accounts payable and accrued expenses                                             657                      2,982
              Ad valorem taxes and other                                                       (273)                         4
                                                                                       ------------               ------------
         Net cash provided by operating activities                                            1,010                     11,274
                                                                                       ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital additions                                                                    (23,281)                   (23,977)
       Deposits on offshore leases                                                           (3,989)                      (566)
       Proceeds from sale of property and equipment                                              20                      2,438
                                                                                       ------------               ------------
         Net cash used in investing activities                                              (27,250)                   (22,105)
                                                                                       ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt                                        31,500                     23,500
       Principle payments on notes payable and long-term debt                                (5,538)                   (12,602)
       Proceeds from sale of stock                                                                -                         62
       Debt issuance costs and other                                                             (5)                      (440)
                                                                                       ------------               ------------
         Net cash provided by (used in) financing activities                                 25,957                     10,520
                                                                                       ------------               ------------

DECREASE IN CASH AND EQUIVALENTS                                                               (283)                      (311)
CASH AND EQUIVALENTS, beginning of period                                                       531                        331
                                                                                       ------------               ------------
CASH AND EQUIVALENTS, end of period                                                   $         248              $          20
                                                                                       ------------               ------------
                                                                                       ------------               ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                         $         283              $       1,369
                                                                                       ------------               ------------
                                                                                       ------------               ------------
       Cash paid for income taxes                                                     $           -              $           -
                                                                                       ------------               ------------
                                                                                       ------------               ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of March 31, 1999, and the results of operations and cash flows for the three-month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument including certain derivative instruments embedded in other contracts be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required to adopt the Statement as of January 1, 2000, but may implement the Statement as of the beginning of any fiscal quarter prior to that date. Statement 133 cannot be applied retroactively. The Company has not yet quantified the impacts of adopting Statement 133 or determined the timing or method of adoption. However, Statement 133 could increase the volatility of the Company's earnings and other comprehensive income.

(3) ACCOUNTING FOR OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. If capitalized costs, net of amortization and related deferred taxes, exceed the full cost ceiling, the excess would be expensed in the period such excess occurs. Calculation of the full cost ceiling includes an estimate of the discounted value of future net revenue attributable to proved reserves using various assumptions and parameters consistent with promulgations of the Securities and Exchange Commission, and such calculation is sensitive to changes in prevailing oil and gas sales prices. Oil and natural gas prices are volatile and reflect seasonal factors, as well as other supply and demand conditions. A decline in prices subsequent to April 1, 1999 could result in a requirement that the Company recognize an impairment expense in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's results of operations and its present financial condition. The Company's consolidated financial statements and notes thereto contain additional detailed information that should be referred to in conjunction with a review of this material.

Certain statements in this discussion may be forward looking. Such forward looking statements involve risks and uncertainties, including those discussed below, that could cause actual results to differ significantly from those expressed. See "Forward Looking Statements."

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

During 1995, the Company's capital expenditures on oil and gas properties declined to $16 million, from $67 million the year before, due primarily to fewer quality investment opportunities identified in the Company's core operating areas and limited borrowing capacity under the Company's revolving line of credit with its bank group (the "Credit Facility"). Each of these factors was exacerbated by depressed regional gas prices.

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

The Company began Gulf of Mexico activities in 1996 with no initial property base in the region and early investments related primarily to acquisitions of three-dimensional seismic data and exploratory leasehold interests and overhead. The Company's first significant discovery in the Gulf of Mexico was the Eugene Island Block 65 #1 well, which was drilling at the end of 1996 and completed in 1997. The Company realized first production from Gulf of Mexico assets in August 1997 when it brought two wells drilled on Eugene Island Block 65 on-line, providing the first significant addition to the Company's producing property base following the D-J Sales. The Company added other proved properties in the Gulf of Mexico in 1997 and 1998 through both exploratory drilling and acquisitions and as of December 31, 1998 owned interests in 18 proved properties in the area, of which 14 were producing and four were under development for first production. First production was established on two of these properties early in the second quarter of 1999. The Company's estimated proved oil and gas reserves increased from 62.6 Bcfe as of December 31, 1995, pro forma the D-J Sales, to
179.5 Bcfe at the end of 1998. As further described below, Basin's net production has increased significantly since mid-1997, as Gulf of Mexico properties have been brought on-line.

During 1996, 1997, 1998, and the first three months of 1999, the Company's capital expenditures on oil and gas activities totaled approximately $22.8 million, $105.6 million, $106.7 million and $22.5 million, respectively.
Over 90% of these investments related to operations in the Gulf of Mexico, including costs incurred for exploratory leaseholds, geological and geophysical data, exploratory drilling, completion and development
activities, and acquisitions of proved properties.   These activities
included drilling a total of 36 wells in the Gulf of Mexico through March 31, 1999, of which 22, or 61%, have been successful. Two of five wells that the Company participated in drilling in the first quarter of 1999 were successful.

The Company closed the first quarter of 1999 with a working capital deficit of approximately $16.5 million, long-term debt of $91.0 million, and stockholders' equity of $94.3 million. Stockholders' equity at the end of the period reflected the impact of a $38.5 million pre-tax non-cash impairment charge in the fourth quarter of 1998 to reduce the carrying value of the Company's oil and gas properties. This charge, which had no impact on the Company's cash flow or its borrowing capacity under the Credit Facility, was precipitated by low oil and gas prices in effect at the end of 1998.

The Company's preliminary budget for 1999 provides for capital investments of approximately $65 million, subject to increase for proceeds from asset sales. This budget provides for exploratory drilling activities comparable to the level of such activities in 1998, and for continued expeditious development of drilling successes. Compared to 1998, the 1999 budget provides for a smaller investment in prospect leaseholds, and anticipates cost savings realizable from lower rates for drilling rigs and other oilfield goods and services. This budget may be revised up or down due to a number of factors, including future developments that impact availability of capital.

OPERATING ENVIRONMENT

Basin's results of operations are significantly impacted by oil and gas price levels, which are volatile and largely beyond the Company's control. Changes in oil and gas prices can also impact the amount and terms of external capital resources available to the Company.

Gas prices generally respond to North American supply and demand conditions, including the effects of weather, whereas oil prices reflect global supply and demand conditions to a greater degree, including the impact on supply of decisions by petroleum exporting countries. Despite temporary periods of interrupted growth, oil and gas demand has generally increased over time. Short-term fluctuations in demand can significantly impact prices, however. During most of 1998 and the first quarter of 1999, the markets for both oil and gas generally reflected ample supply and price weakness due to a number of factors, including a second consecutive unusually warm winter in North America. Since mid-March 1999, oil and gas prices have increased, apparently in response to announced production cut-backs by petroleum exporting countries and expectations of reduced productive capacity caused by declines in drilling activity. There are well-developed futures markets for oil and gas that provide indications of expected future prices for each product. These prices are often substantially different than current prices reflected on spot markets. Presently, these futures markets reflect expectations of oil and gas prices sustained at levels above the levels that prevailed during most of 1998 and early 1999, particularly for gas, which accounted for 85% of the Company's total production in the first quarter of
1999.   Expectations will change in response to future developments and indicated future prices may not actually materialize.

Hedging transactions can be entered into based on prices reflected in commodity futures markets. The Company periodically enters into fixed price sales agreements or other hedging transactions to take advantage of prices that it believes to be attractive and to reduce risks related to potential price declines, including the risk of being unable to make capital investments at targeted levels. The Company has executed various hedging transactions to mitigate its exposure to declines in oil and gas prices, as described herein under Liquidity and Capital Resources. However, since its hedges cover only a portion of its anticipated future production, the Company remains vulnerable to the potential effects of a decline in prices. Such hedges also can reduce the benefits realized by the Company from increases in oil and gas prices.

For much of the past year, the decline in oil and gas prices negatively impacted availability of capital resources for most energy companies, including Basin. Besides unfavorably affecting cash flow, this weakness in oil and gas prices increased the cost of, and reduced opportunities for, issuance of long-term debt or equity securities. Increases in oil and gas prices, as noted above, have resulted in some recent improvement in these conditions.

For oil and gas producers, the impairment of capital resources during much of the past year has been partially mitigated by certain improvements in the operating environment. In the opinion of management, diminished capital resources for energy companies, in the aggregate, has resulted in significant overall improvement in the quality and terms of investment opportunities available, compared to the period preceding the decline in oil and gas prices that occurred in 1998 and early 1999. In addition to a more favorable market for acquirers of exploratory prospects or producing properties, there have been substantial reductions in the costs of oilfield goods and services. At various times in the recent past, demand for oil and gas drilling rigs and other oilfield products and services has strained available capacity, leading to high cost levels, delays in obtaining materials and services, and decreased dependability in the quality of goods and services. Such conditions do not generally apply presently, and availability of and costs for such goods and services have improved markedly since mid-1998. As an example, the day rate for a typical shallow-water jack-up drilling rig used by the Company in the Gulf of Mexico has declined from approximately $40,000 to $15,000. Other costs have declined by smaller amounts, but still significantly. As noted, these conditions reflect reduced demand for such goods and services in an environment of relatively low oil and gas prices and, therefore, some reversal would be expected with stronger oil and gas prices.

The Company's Gulf of Mexico exploration activities are dependent on the Company's ability to continue to identify prospects and obtain interests in prospect leaseholds. The Company generally utilizes speculative three-dimensional seismic data as a tool in its prospect generation. This data is not proprietary and is available to competitors, which tends to increase competition for, and cost of, available prospects. From the beginning of 1998 through the end of the first quarter of 1999, the Company was successful in expanding its inventory of potential exploratory drilling locations from approximately 30 to 40, while drilling 20 test wells. The Company also submitted high bids for five leases with identified exploratory prospects at a Central Gulf of Mexico lease sale held in March 1999, of which one lease has been awarded by the Minerals Management Service and four remain under review. This inventory of prospects, the majority of which are 100%-owned by the Company, represents more than a two-year set of drilling opportunities for Basin, based on the Company's historical and anticipated drilling activity levels. However, the Company faces competition for prospects from many better-capitalized oil and gas companies and there is no assurance that over the longer term, the Company will be able to continue to acquire interests in prospects at acceptable costs to replenish its inventory of prospects as these are drilled. The Company seeks to mitigate this risk by pursuing prospect ownership through a number of avenues, including lease sales, farm-ins, exchanges, and acquisitions. The Company also plans to selectively evaluate and pursue other investment opportunities, including onshore exploration and acquisitions of properties with proved oil and gas reserves, to complement its core exploration activities in the Gulf of Mexico.

RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding results of operations for the periods presented.


Quarter Ended                                 March 31,       March 31,
-----------------------------------------------------------------------
                                                1998            1999
-----------------------------------------------------------------------
PRODUCTION:
   Oil (MBbl)                                    183             165
   Gas (MMcf)                                  3,400           5,803
   Total gas equivalents (MMcfe)               4,498           6,793
REVENUE (IN THOUSANDS):
   Oil sales                                 $ 2,690         $ 2,246
   Gas sales                                 $ 7,545         $10,796
   Total oil and gas sales                   $10,235         $13,042
AVERAGE SALES PRICE:
   Oil (per Bbl)                             $ 14.69         $ 13.58
   Gas (per Mcf)                             $  2.22         $  1.86
   Total gas equivalents (per Mcfe)          $  2.27         $  1.92
EXPENSES (per Mcfe):
   Lease operating expenses                  $  0.48         $  0.36
   Production taxes                          $  0.05         $  0.01
   Depreciation, depletion and amortization  $  1.33         $  1.26
   General and administrative, net           $  0.25         $  0.21


REVENUE. Oil and gas sales revenue for the three months ended March 31, 1999 totaled $13.0 million, representing an increase of $2.8 million, or 27%, compared to the first quarter of 1998. A 51% increase in net oil and gas production was partially offset by a 15% decline in unit prices, based on net equivalent unit measures. The increase in oil and gas production is attributable to contributions in the current period from thirteen GOM properties, compared to seven in the prior-year period. Due to the additional GOM production, which is predominantly natural gas, and lower oil production from onshore properties on which investments were deferred due to low oil prices, gas increased from 76% of net equivalent units produced in the first quarter of 1998 to 85% of total oil and gas production in the first quarter of 1999. See "Liquidity and Capital Resources" for additional discussion of the Company's oil and gas production. Hedging transactions had the effect of increasing oil and gas sales by $0.3 million, or $0.08 per Mcfe, and by $1.4 million, or $0.20 per Mcfe, in the three-month periods ended March 31, 1998 and 1999, respectively.

LEASE OPERATING EXPENSES. Due to an increased number of producing properties and higher production levels, lease operating expenses for the three months ended March 31, 1999 increased by $0.3 million, or 15%, from the amount reported for the comparable period in the prior year. However, lease operating expenses per Mcfe produced declined by 25%, from $0.48 in the quarter ended March 31, 1998 to $0.36 during the three months ended March 31, 1999, due to increased production in the current period from GOM wells, which typically have significantly lower average unit operating costs than the Company's Rocky Mountain properties.

PRODUCTION TAXES. Production taxes for the three months ended March 31, 1999 were $0.1 million, representing a decrease of $0.2 million, or 68%, compared to 1998, due to reduced revenues from onshore properties caused by lower oil and gas prices and a decline in production from such properties. Production taxes as a percentage of oil and gas sales for the three months ended March 31, 1999 were 0.6%, compared to 2.3% in 1998, due to a greater portion of sales in 1999 attributable to properties in federal waters offshore, which are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three months ended March 31, 1999 was $8.5 million, representing an increase of $2.6 million, or 43%, compared to 1998. The increase was attributable to the 51% increase in production volumes in 1999 as compared to 1998, offset by a decrease in the per-unit depletion rate. The depletion rate of $1.23 per Mcfe produced in the three months ended March 31, 1999 represented a 4% decrease from the $1.28 per Mcfe average depletion rate during 1998. The lower rate is principally due to the effects of a property impairment charge recorded by the Company in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three months ended March 31, 1999 were $1.4 million, representing an increase of $0.3 million, or 28%, as compared to 1998. The increase resulted from incremental costs incurred to manage expanded operations in the GOM and greater stock-based incentive compensation accruals. Stock compensation expense relates to annual grants to employees of restricted stock, including shares awarded to management that will be earned only if certain performance measures are achieved by the Company. Expense is recognized based on vesting schedules and changes in the price of the Company's stock during applicable vesting periods.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 totaled $0.9 million, representing an increase of $0.5 million, or 130%, compared to the first quarter of 1998. The variance was attributable to an increase in average borrowings offset by a slight decrease in average effective interest rates. Interest expense in 1999 excludes $0.6 million of interest capitalized to unproved property costs in accordance with Statement of Financial Accounting Standards No. 34. During the quarter ended March 31, 1999, the Company had average outstanding debt of $88.5 million, with an average effective interest rate of 6.8%, compared to average debt of $22.6 million and an average interest rate of 6.9% in the comparable 1998 period.

INCOME TAX BENEFIT (PROVISION). The income tax provision for 1998 approximates the amount that would be calculated by applying statutory income tax rates to income before income taxes. No net income tax benefit has been recognized in 1999 due to an equivalent increase in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's principal sources of capital have been cash flow from operations, the Credit Facility, proceeds from asset sales, and proceeds from sales of common stock. The Company's principal uses of capital have been for the exploration, acquisition, development and exploitation of oil and gas properties.

For 1999, the Company has established an initial budget for exploration and development activities of approximately $65 million, subject to potential increase for proceeds from asset sales. The Company anticipates being able to fund such investments with cash flow from operations and additional borrowings under the Credit Facility. This budget is subject to revision to reflect future developments. It may be impacted by oil and gas price levels, future re-determinations of the borrowing base under the Credit Facility, and other factors. The budget is not predicated on a future sale of securities, but the Company may choose to issue securities in certain circumstances, in which case the level of the Company's capital expenditures would likely increase. Compared to actual capital expenditures in 1998 of $106.7 million, the lower budget presently established for 1999 reflects a number of considerations including, but not limited to, lower assumed oil and gas prices and higher initial debt levels. The impact on drilling activity in the current year, compared to 1998, is expected to be modest, as most of the decline in expenditures is expected to be offset by lower service sector costs or reflected in reduced investments in prospect leaseholds. The Company's investments in leaseholds in 1998 significantly increased its inventory of exploratory prospects in the Gulf of Mexico. The Company's initial budget for 1999 anticipates investments at a level aiming to approximately maintain, rather than expand, its inventory of Gulf of Mexico prospects.

The Company's accrual-basis capital expenditures during the first quarter of 1999, plus deposits for five leases for which the Company submitted apparent winning bids at the Central GOM leasesale held March 17, 1999, totaled approximately $23.1 million. Net cash provided by operations before changes in working capital totaled $8.4 million during the recent three-month period. Other sources of funds for investments during the quarter included $11.0 million of net borrowings under the Credit Facility, a $3.2 million reduction
in net working capital, and $2.4 million of proceeds from asset sales.   The
Company closed the first quarter of 1999 with a working capital deficit of approximately $16.5 million and long-term debt of $91.0 million, all of which was outstanding under the Credit Facility. The borrowing base established under the Credit Facility is currently $110 million.

PRODUCTION AND CASH FLOW

The Company's cash flow from operations is generally determined largely by its production level and oil and gas prices. Since 1996, the Company has made significant investments to initiate and then expand its operations in the Gulf of Mexico. These investments have resulted in a production ramp-up that increased the Company's production from an average rate of 11.2 MMcfe per day in the second quarter of 1997, prior to commencement of Gulf of Mexico production, to an average of 75.5 MMcfe per day in the first quarter of 1999. Production added late in the first quarter and early in the second quarter of 1999 increased the Company's net production rate to a recent level above 100 MMcfe per day.

Based primarily on estimates reflected in the Company's year-end 1998 reserve reports and production levels achieved to-date, the Company anticipates that its net production in 1999 will be at least 50% greater than during 1998, when production totaled 21,966 MMcfe, or an average of 60.2 MMcfe per day. The expected increase is attributable primarily to projected production from Gulf of Mexico properties with proved reserves at the end of 1998 that were either on-line for only a portion of 1998 or had not yet commenced producing. Partially offsetting these additions will be natural depletion-related declines in production from existing producing wells. Actual realization of the production increases projected for 1999 will be dependent upon meeting scheduled dates for commencement of production from wells not yet on-line at the end of 1998, and upon achieving projected performance from major wells, including certain wells with little or no production history. Although management and the Company's independent petroleum engineering consultants believe the projections are reasonable, there is no assurance that they will be met. See "Forward Looking Statements" for a description of certain risks that may impact the Company's ability to achieve projected production levels.

MARKETING AND HEDGING TRANSACTIONS

The Company's production is generally sold under month-to-month contracts at prevailing prices. From time-to-time, however, as conditions are deemed to warrant, Basin has entered into hedging transactions or fixed price sales contracts for a portion of its oil and gas production. The purposes of these transactions are to limit the Company's exposure to future oil and gas price declines and achieve a more predictable cash flow. However, such contracts also limit the benefits the Company would realize if prices increase.
Hedging contracts increased the Company's revenue by $0.3 million and $1.4 million in the three-month periods ended March 31, 1998 and 1999, respectively.

Through May 7, 1999, the Company had entered into the following fixed price swap and collar arrangements covering the period beginning April 1, 1999 (one MMBtu approximates one Mcf of natural gas):


-------------------------------------------------------------------------------------------------------------------------------
                           GAS SWAPS                    OIL SWAPS                             OIL COLLARS
-------------------------------------------------------------------------------------------------------------------------------
                  Average Daily      NYMEX      Average Daily     NYMEX     Average Daily        NYMEX              NYMEX
Time Period       Volume (MMBtu)  Price/MMBtu   Volume (Bbl)    Price/Bbl   Volume (Bbl)    Floor Price/Bbl   Ceiling Price/Bbl
-------------------------------------------------------------------------------------------------------------------------------
 4/1/99-6/30/99      53,300          2.09          1,500          16.67       1,000              14.00              16.00
-------------------------------------------------------------------------------------------------------------------------------
 7/1/99-9/30/99      50,000          2.10                                     1,000              14.00              16.00
-------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99     38,300          2.09                                     1,000              14.00              16.00
-------------------------------------------------------------------------------------------------------------------------------
 1/1/00-12/31/00      3,300          2.15
-------------------------------------------------------------------------------------------------------------------------------
 1/1/01-12/31/03     10,000          2.15
-------------------------------------------------------------------------------------------------------------------------------


In addition, the Company has periodically entered into spread trades or options transactions related to oil or natural gas futures markets. Under a spread trade, fixed prices under a hedging contract are determined in the future by reference to the price of an underlying contract. Such positions may enable the Company to lock in favorable fixed prices for future hedging positions, but can also result in unfavorable fixed price contracts if the related reference price declines. As of May 7, 1999, the Company had an outstanding natural gas spread trade that provides for a fixed price for 10,000 MMBtu per day for the period of March 2000 through October 2000 to be established in the future, when so elected by the Company, at a price equal to the NYMEX February 2000 contract price less $0.41. As of May 7, 1999, the Company had also sold the following call options: 20,000 MMBtu of natural gas per day for the period from April 1999 through November 1999, at a strike price of $1.95 per MMbtu; 10,000 MMBtu of natural gas per day for the period from April 1999 through December 2001, at a strike price of $2.50 per MMBtu; 500 barrels of oil per day for the period from April 1999 through June 1999, at a strike price of $16.00 per barrel; and 1,000 barrels of oil per day for the period from July 1999 through December 1999, at a strike price of $16.75 per barrel.

CREDIT FACILITY

Effective January 1, 1999, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with its existing bank group that provides for borrowings of up to $110 million under two combined facilities. Facility A, currently established at $90 million, represents the borrowing base that is considered to be "conforming" based upon the banks' customary practices and standards in making conventional borrowing base determinations for oil and gas producers. Facility B, which is currently established at $20
million, is a shorter-term supplemental line of credit.   Interest rates
applied to borrowings under the Credit Agreement are determined by reference to the prime rate or LIBOR, at the Company's election. Facility A provides for a varying spread of 0% to 0.25% to be added to the prime rate, or 0.75% to 1.5% to be applied to LIBOR, based upon the Company's facility usage ratio. Facility B provides for a spread of 3.5% to be added to the prime rate, or 4.75% to be applied to LIBOR, subject to a 0.25% increase in such spreads effective June 1, 1999.

The Credit Agreement provides for borrowings to be revolving loans until November 30, 2001, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Agreement is amended, and subject to the scheduled termination of Facility B effective May 31, 2000. The borrowing base under the Credit Agreement is scheduled to be re-determined at three-month intervals until Facility B is retired, and then at six-month intervals until the revolving loan is converted into a term loan. The next re-determination is scheduled to occur as of June 1, 1999.
The Credit Agreement contains various covenants, including ones that could limit the Company's ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to the Credit Agreement, substantially all of the Company's producing properties are subject to mortgages in favor of the banks and the Company's remaining properties are subject to a negative pledge.

The weighted average interest rate on borrowings outstanding under the Credit Agreement at March 31, 1999 was 6.5%. The Company's annual interest costs will fluctuate based upon fluctuations in short-term interest rates. Assuming debt outstanding during 1999 remained unchanged from the amount outstanding at March 31, 1999, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $0.5 million, before amounts capitalized. As the interest rate is variable and is reflective of current market conditions, the carrying value of the Company's debt approximates its fair value.

Borrowing base re-determinations conducted by the bank group reflect a number of estimates and assumptions including, but not limited to, future production from the Company's proved properties, risk factors for proved reserves, projected oil and gas prices, future operating and development costs, and interest rates. Changes in such estimates and assumptions can significantly impact the size of the borrowing base established by the banks. Because these factors will be influenced by future events, which cannot be forecast with certitude, the Company cannot predict what level of borrowing base will be established at any future determination date. The provision for Facility B was intended, in part, to provide short-term funds to develop the Company's proved undeveloped and proved developed nonproducing reserves in the Gulf of Mexico. It is anticipated that funds drawn under Facility B will be retired through expansion of Facility A, if the Company's reserve values are sufficiently increased, or that Facility B will be repaid from cash flows or proceeds from the sale of assets or securities. At May 7, 1999, $90 million was outstanding under Facility A and $8 million was outstanding under Facility B.

Positive or negative changes in the borrowing base during 1999 could impact the level of the Company's capital expenditures during the year. Increases, supported by performance of the Company's properties, drilling results, and/or higher oil and gas prices, could improve the Company's ability to grow. Decreases would adversely affect the Company's liquidity and capital resources, potentially resulting in a reduction of planned capital expenditures or the sale of assets or securities.

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

The Company currently estimates that its capital expenditures for exploration and development in 1999 will be approximately $65 million, subject to potential increase for proceeds from asset sales. This budget primarily provides for: development of seven Gulf of Mexico properties with one or more discovery wells yet to commence sustained production as of the end of 1998; investments in seismic data and prospect leaseholds; participation in approximately six net (13 to 15 gross) exploratory wells in the Gulf of Mexico; participation in a small number of onshore exploration opportunities; development of projected 1999 prospect discoveries; and continued exploitation of the Company's other offshore and onshore properties. Although several locations for planned 1999 exploratory drilling have been identified, a significant portion of the 1999 exploration budget is currently unallocated, pending acquisition of drilling partners and formation of joint ventures to conduct exploratory operations. The smaller budget in 1999, compared to actual expenditures in 1998, is not expected to require a significant reduction in drilling activity because of a planned substantial reduction in acquisitions of exploratory leaseholds in 1999 and benefits expected to be realized from the substantial decline in service sector costs during the past year. The reduced budget for exploratory leaseholds reflects the unusually large investment made by the Company in 1998 to initially establish a multi-year inventory of drilling prospects. New investments planned for 1999 will seek to approximately maintain this inventory level rather than significantly expand it. The Company also intends to pursue acquisitions of properties with proved and probable reserves as an integral part of its overall business strategy, with the expectation that these efforts will result in significant investment activity over time. At this time, no portion of the Company's 1999 budget has been specifically allocated for acquisitions of proved properties. If such a transaction is executed, it will likely require a re-allocation of budget from other planned activities and/or external financing.

During the first quarter of 1999, the Company's accrual-basis capital expenditures totaled approximately $22.5 million. Such investments were primarily for development of several GOM properties on which discovery wells were drilled during the prior year, participation in drilling five (2.5 net) GOM wells, related completion costs on two (0.8 net) of these wells, and acquisitions of additional GOM three-dimensional seismic data and leasehold interests. The Company also submitted deposits totaling $0.6 million related to five apparent winning bids aggregating $3.0 million made at the March 1999 Central Gulf of Mexico lease sale. Should the Minerals Management Service approve all five of these high bids, the Company will owe the remaining 80% of the respective bid amounts, or an additional total of $2.4 million. Such amounts are provided for within the Company's budget for exploration and development activities in the current year.

The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within the Company's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. The Company's planned capital expenditures are also based on estimates regarding availability of capital that depend on assumptions and estimates regarding production, oil and gas prices, and borrowing base re-determinations under the Company's Credit Agreement. Due to these uncertainties, and other matters described under "Forward Looking Statements", actual capital expenditures may vary significantly from current expectations.

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

YEAR 2000 READINESS DISCLOSURE AND STATEMENT

Readers are cautioned that the forward-looking statements contained in the following Year 2000 discussion should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements" in this report.

Year 2000 issues result from the inability of many computer programs to accurately calculate, store or use a date subsequent to December 31, 1999. The date can be erroneously interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900.This could result in a system failure or miscalculations causing disruptions of or errors in operations. Systems potentially affected include not only information technology ("IT") systems -- computer systems controlling a company's accounting, land, operations, seismic processing, and other specialized functions -- but also non-IT systems controlled by embedded chips, which include many common and specialized machines and support systems. The effects of the Year 2000 problem can be exacerbated by the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence can affect the Company and the parties with whom it does business.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but are forward-looking statements that involve risks and uncertainties that could cause actual results to differ from projected results. Such statements address activities, events or developments that the Company expects, believes, projects, intends, estimates, plans or anticipates will, should, could or may occur, including such matters as:

-    amount and nature of capital expenditures,
-    drilling of wells,
-    estimated reserves,
-    timing and amount of future production of oil and gas,
-    business strategies,
-    operating costs and other expenses,
-    cash flow and anticipated liquidity,
-    prospect development and property acquisitions,
-    marketing of oil and gas, and
-    Year 2000 compliance activities.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that any of these expectations will prove correct or that we will take any actions that may have been planned. Factors that could cause actual results to differ materially are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report and also include, among others:

-    general economic conditions,
-    oil and gas price volatility,
- the Company's ability to find, acquire, market, develop and produce new properties,
-    the risks associated with acquisitions,
-    the risks associated with exploration,
-    operating hazards attendant to the oil and gas business,
- downhole drilling and completion risks that are generally not recoverable from third parties or insurance
- uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures,
- potential mechanical failure or underperformance of individually significant productive wells,
-    the strength and financial resources of the Company's competitors,
-    the Company's ability to find and retain skilled personnel,
-    climatic conditions,
-    availability of capital,
-    availability and cost of material and equipment,
-    delays in anticipated start-up dates,
-    environmental risks,
- actions or inactions of third-party operators of the Company's properties, regulatory developments, and
-    third-party Year 2000 compliance actions.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement in light of actual results or future events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to interest rate risk and commodity price risk is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Operating Environment", "Liquidity and Capital Resources - Marketing and Hedging Transactions" and "Liquidity and Capital Resources - Credit Facility". The Company has no exposure to foreign currency exchange rate risks or to any other market risks.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                            PART II OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

        EXHIBIT
        NUMBER                      DESCRIPTION OF EXHIBITS
        ------                      -----------------------

         2.1      Agreement and Plan of Merger between Sterling Energy
                  Corporation, Basin Energy, Inc. and Basin Exploration, Inc.
                  dated October 13, 1994(5)

         2.2      Plan of Merger between Basin Sterling, Inc. and Basin
                  Exploration, Inc. dated November 22, 1994(5)

         2.3      Plan of Merger between Basin Operating Company and Basin
                  Exploration, Inc. dated December 14, 1994.(7)

         3.1      Restated Certificate of Incorporation of Basin.(2)

         3.2      Restated Bylaws of Basin.(2)

         4.1      Common Stock Certificate of Basin.(2)

         10.1     Equity Incentive Plan as amended May 5, 1998.14 10.3 Key
                  Employee Participation Plan.(14)

         10.3     Key Employee Participation Plan.(2)

         10.4 Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith.(3)

         10.5     Gulf Coast Geoscientist Overriding Royalty Interest Plan dated
                  November 30, 1995.(9)

         10.6 Form of Rights Agreement dated as of February 24, 1996, between Basin Exploration, Inc. and Corporate Stock Transfer,
                  Inc. as Rights Agent.(8)

         10.7     Performance Shares Plan approved February 4, 1997.(10)

         10.8     Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(9)

         10.9     Employment Agreement dated August 28, 1995 between Basin
                  Exploration, Inc. and Samuel D. Winegrad.(9)

         10.10    Employment Agreement dated June 28, 1995 between Basin
                  Exploration, Inc. and Neil L. Stenbuck.(9)

         10.11    Employment Agreement dated November 10, 1995 between Basin
                  Exploration, Inc. and David A. Pustka.(9)

         10.12    Employment Agreement dated February 23, 1996 between Basin
                  Exploration, Inc. and Thomas J. Corley.(10)

         10.13 Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration,
                  Inc., as New Tenant, and FC Tower Property Partners, LP, as
                  Landlord.(8)

         10.16    Lease of Office Space dated September 25, 1992, between
                  Brookfield Republic Inc. and Basin Operating Company, as amended(4)+

         10.17    First Lease of Additional Office Space dated as of December 1,
                  1994, between Brookfield Republic, Inc. and Basin Operating
                  Company.(6)+

         10.18    Purchase and Sale Agreement dated February 13, 1997, between
                  Hall-Houston Oil Company et al as Sellers and Basin
                  Exploration, Inc. as Buyer.(10)+

         10.19    First Amendment of Amended and Restated Credit Agreement dated
                  August 6, 1996 between the Company and Colorado National Bank,
                  Union Bank of California, N.A. and NationsBank of Texas, N.A.
                  dated June 11, 1997(11)

         10.20    Order of the United States Bankruptcy Court for the Southern
                  District of Texas Corpus Christi Division, dated November 18,
                  1997, with exhibits, including the Agreement of Purchase and Sale.(12)

         10.21 Second Amendment of Amended and Restated Credit Agreement dated August 6, 1996 between the Company and Colorado National
                  Bank, Union Bank of California, N.A. and NationsBank of Texas,
                  N.A. dated November 1, 1997(13)

         10.22    Third Amendment of Amended and Restated Credit Agreement dated
                  August 6, 1996 between the Company and U.S. Bank National
                  Association, Union Bank of California, N.A. and NationsBank of
                  Texas, N.A. dated April 30, 1998(14)


         10.23 Fourth Amendment of Amended and Restated Credit Agreement dated August 6, 1996 between the Company and U.S. Bank
                  National Association, Union Bank of California, N.A. and
                  Nationsbank, N.A., dated August 20, 1998(15)

         10.24 Amended and Restated Credit Agreement dated January 1, 1999 among the Company and Nationsbank, N.A., U.S. National
                  Association and Union Bank of California, N.A.(16)

         10.25    Employment Agreement dated January 28, 1999, between Basin
                  Exploration, Inc. and Patrick A. Jackson.(16)

         10.26    Employment Agreement dated February 1, 1999, between Basin
                  Exploration, Inc. and David A. Pustka.(16)

         27       Financial Data Schedule(1)

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

           (16) Filed as an Exhibit to Form 10-K filed on March 30, 1999, and incorporated herein by reference.

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


                                       BASIN EXPLORATION, INC.
                                       -----------------------
                                           (Registrant)


      Date: May 17, 1999                     By:/s/ Neil L. Stenbuck
                                                --------------------
                                                    Neil L. Stenbuck
                                                    Chief Financial Officer



      Date: May 17, 1999                     By:/s/ James A Tuell
                                                -----------------
                                                    James A. Tuell
                                                    Controller
                                                    Chief Accounting Officer