Form 10-Q
period 1999-06-30
BASIN EXPLORATION INC
filed 1999-08-16
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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
                                       YES  X    NO
                                          -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                         Outstanding at
                 Class                   August 6, 1999
     ----------------------------        -----------------
     Common stock, $.01 par value        18,399,000 shares

                             BASIN EXPLORATION, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE
     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of
               December 31, 1998 and June 30, 1999......................      3

               Consolidated Statements of Operations for the
               three and six months ended June 30, 1998 and 1999........      5

               Consolidated Statements of Changes in
               Stockholders' Equity.....................................      6

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 1998 and 1999..................      7

               Notes to Consolidated Financial Statements...............      8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................      9

     Item 3.   Quantitative and Qualitative Disclosures
               about Market Risks.......................................     20

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings........................................     21

     Item 2.   Changes in Securities and Use of Proceeds................     21

     Item 3.   Defaults Upon Senior Securities..........................     21

     Item 4.   Submission of Matters to a Vote of Security Holders......     22

     Item 5.   Other Information........................................     22

     Item 6.   Exhibits and Reports on Form 8-K.........................     22

SIGNATURES..............................................................     25


                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  BASIN EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND JUNE 30, 1999


                                    ASSETS

(In thousands)
                                                    December 31,     June 30,
                                                        1998           1999
                                                    ------------    ------------
CURRENT ASSETS
         Cash and equivalents                        $     331      $   5,243
         Accounts receivable                            10,036         10,002
         Prepaids and other                              2,752          4,467
                                                     ---------      ---------
                                                        13,119         19,712
                                                     ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
         Oil and gas properties, under the full
           cost method of accounting
                  Proved                               265,826        296,460
                  Unproved                              34,039         30,377
         Less accumulated depreciation,
           depletion and amortization                 (113,462)      (132,249)
                                                     ---------      ---------
                                                       186,403        194,588
         Furniture and equipment, net                    1,408          1,442
                                                     ---------      ---------
                                                       187,811        196,030
                                                     ---------      ---------
OTHER ASSETS                                               233            499
                                                     ---------      ---------
                                                     $ 201,163      $ 216,241
                                                     ---------      ---------
                                                     ---------      ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND JUNE 30, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


(In thousands, except share data)
                                                    December 31,      June 30,
                                                        1998            1999
                                                    ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                  $    12,465     $   5,859
  Accrued liabilities                                    13,620        10,812
  Current portion of long-term debt                         258            82
                                                     ---------      ---------
                                                         26,343        16,753
                                                     ---------      ---------
LONG-TERM DEBT, net of current portion                   80,000        34,000

OTHER LONG-TERM OBLIGATIONS                                 601           120

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per
    share; 10,000,000 shares authorized,
    no shares issued and outstanding                         --            --
  Common stock, par value $.01 per
    share, 50,000,000 shares authorized,
    14,151,000 and 18,567,000 shares
    issued, respectively                                   142            186
  Additional paid-in capital                           113,136        181,439
  Accumulated deficit                                  (16,488)       (13,439)
  Common stock held in treasury, at cost,
    186,000 and 202,000 shares, respectively
                                                        (2,571)        (2,818)
                                                     ---------      ---------
  Total stockholders' equity                            94,219        165,368
                                                     ---------      ---------
                                                    $  201,163      $ 216,241
                                                     ---------      ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Three Months Ended       For the Six Months Ended
                                                     June 30,                        June 30,
(In thousands, except per share data)            1998         1999              1998         1999
                                               --------     --------           --------     --------
REVENUE:
Oil sales                                      $  2,697     $  3,248          $  5,387      $  5,494
Gas sales                                         9,219       17,033            16,764        27,829
Interest and other, net                              (8)          31                13            44
                                               --------     --------           -------      --------
                                                 11,908       20,312            22,164        33,367
                                               --------     --------           -------      --------
COSTS AND EXPENSES:
Lease operating expenses                          2,450        3,023             4,593         5,478
Production taxes                                    204          191               438           267
Depreciation, depletion and
  amortization                                    6,741       10,633            12,727        19,179
General and administrative, net                     873        1,287             1,783         2,460
Stock compensation, net                             117          585               319           839
Interest expense                                    375        1,146               788         2,095
                                               --------     --------           -------      --------
                                                 10,760       16,865            20,648        30,318
                                               --------     --------           -------      --------
INCOME BEFORE INCOME TAXES                        1,148        3,447             1,516         3,049

Income tax provision                                402         --                 531          --
                                               --------     --------           -------      --------
NET INCOME                                     $    746     $  3,447          $    985      $  3,049
                                               --------     --------           -------      --------
                                               --------     --------           -------      --------
BASIC:
  Earnings per share                           $   0.05     $   0.24          $   0.07      $   0.22
                                               --------     --------           -------      --------
                                               --------     --------           -------      --------
  Weighted average shares outstanding            13,845       14,373            13,814        14,179
                                               --------     --------           -------      --------
                                               --------     --------           -------      --------
DILUTED:
  Earnings per share                           $   0.05     $   0.23         $   0.07      $   0.21
                                               --------     --------           -------      --------
                                               --------     --------           -------      --------
  Weighted average shares outstanding            14,524       14,780           14,381        14,383
                                               --------     --------           -------      --------
                                               --------     --------           -------      --------


              The accompanying notes are an integral part of these
                      consolidated financial statements

                   BASIN EXPLORATION, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH JUNE 30, 1999


                                                                                                        RETAINED
                                                                                                        EARNINGS
                                                                 ADDITIONAL                             --------       TOTAL
                                            COMMON STOCK          PAID-IN         TREASURY STOCK         (ACCUM.    STOCKHOLDERS'
(In thousands)                           SHARES       AMOUNT      CAPITAL       SHARES       AMOUNT      DEFICIT)      EQUITY
--------------------------------------  --------     --------    ----------    --------     --------    --------    -------------
BALANCES, January 1, 1998                 13,833     $    138    $ 110,627        (120)     $ (1,412)   $ 12,012     $ 121,365

Issuance of common stock                     130            2          627        --            --          --             629

Exercise of warrants for common stock         79            1        1,107         (62)       (1,108)       --            --

Purchase of treasury stock                  --           --           --            (4)          (51)       --             (51)

Issuance and vesting of
restricted stock                             109            1          775        --            --          --             776

Net income (loss)                           --           --           --          --            --       (28,500)      (28,500)
                                        --------     --------    ---------     -------      --------    ---------    ---------
BALANCES, December 31, 1998               14,151          142      113,136        (186)       (2,571)    (16,488)       94,219

Issuance of common stock                   4,357           44       67,309        --            --          --          67,353

Common stock offering costs                 --           --           (465)       --            --          --            (465)

Purchase of treasury stock                  --           --           --           (13)         (187)       --            (187)

Issuance and vesting of
restricted stock                              55         --          1,399        --            --          --           1,399

Exercise of warrants for common stock          4         --             60          (3)          (60)       --            --

Net income                                  --           --           --          --            --         3,049         3,049
                                        --------     --------    ---------     -------      --------    ---------    ---------
BALANCES, June 30, 1999                   18,567     $    186    $ 181,439        (202)       (2,818)   $(13,439)    $ 165,368
                                        --------     --------    ---------     -------      --------    ---------    ---------
                                        --------     --------    ---------     -------      --------    ---------    ---------


              The accompanying notes are an integral part of these
                      consolidated financial statements

                  BASIN EXPLORATION, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Six Months Ended
                                                                       June 30,
(In thousands)                                                    1998             1999
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $    985        $  3,049
   Adjustments to reconcile net income to
   net cash provided by operating activities -
     Depreciation, depletion and amortization                     12,727          19,179
     Deferred income tax provision                                   431            --
     Stock compensation expense                                      319             839
     Other                                                            16               7
                                                                --------        --------
                                                                  14,478          23,074
     Changes in operating assets and liabilities -
       Decrease (increase) in
        Receivables                                                  299          (1,417)
        Prepaids and other                                          (839)         (1,579)
       (Decrease) increase in -
        Accounts payable and accrued liabilities                    (663)         (2,659)
        Ad valorem taxes and other                                  (179)           (221)
        Income taxes payable                                         (19)           --
                                                                --------        --------
     Net cash provided by operating activities                    13,077          17,198
                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital additions                                             (57,877)        (41,054)
   Proceeds from sale of property and equipment                       22           8,682
                                                                --------        --------
     Net cash used in investing activities                       (57,855)        (32,372)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable and long-term debt                 56,000          43,000
   Principle payments on notes payable and long-term debt        (10,575)        (89,176)
   Proceeds from sale of stock, net                                  312          66,712
   Purchase of treasury stock                                        (20)            (10)
   Debt issuance costs and other                                      (6)           (440)
                                                                --------        --------
     Net cash provided by financing activities                    45,711          20,086
                                                                --------        --------
INCREASE IN CASH AND EQUIVALENTS                                     933           4,912
CASH AND EQUIVALENTS, beginning of period                            531             331
                                                                --------        --------
CASH AND EQUIVALENTS, end of period                             $  1,464        $  5,243
                                                                --------        --------
                                                                --------        --------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest, net of amounts capitalized         $    546        $  2,242
                                                                --------        --------
                                                                --------        --------
     Cash paid for income taxes                                 $    119        $   --
                                                                --------        --------
                                                                --------        --------


              The accompanying notes are an integral part of these
                      consolidated financial statements

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of June 30, 1999, and the results of operations and cash flows for the three and six month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument including certain derivative instruments embedded in other contracts be recorded on the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Basin is required to adopt the Statement as of January 1, 2001, but may implement the Statement as of the beginning of any fiscal quarter prior to that date. Statement 133 cannot be applied retroactively. Basin has not yet quantified the impacts of adopting Statement 133 or determined the timing or method of adoption. However, Statement 133 could increase the volatility of the Company's earnings and comprehensive income.

(3) ACCOUNTING FOR OIL AND GAS PROPERTIES

Basin follows the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. If capitalized costs, net of amortization and related deferred taxes, exceed the full cost ceiling, the excess would be expensed in the period such excess occurs. Calculation of the full cost ceiling includes an estimate of the discounted value of future net cash flows attributable to proved reserves using various assumptions and parameters consistent with promulgations of the Securities and Exchange Commission, and such calculation is sensitive to changes in prevailing oil and gas sales prices. Oil and gas prices are volatile and reflect seasonal factors, as well as other supply and demand conditions. A decline in prices subsequent to June 30, 1999 could result in a requirement that Basin recognize an impairment expense in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties, including those discussed below, that could cause actual results to differ significantly from those expressed. See "Forward Looking Statements."

Basin Exploration, Inc. ("Basin" or the "Company") is a domestic independent oil and gas company that conducts exploration, acquisition and production activities in the shallow waters of the Gulf of Mexico and selected areas onshore.

Basin commenced operations in 1981 and primarily acquired, developed and exploited properties in the Denver-Julesberg ("D-J") Basin in eastern Colorado through 1991. In 1992, we began expanding into other areas within the Rocky Mountain region and initiated exploration activities. In 1996, we sold our D-J Basin properties, representing approximately two-thirds of our oil and gas properties at that time, for $123.5 million (the "D-J Sales") and initiated operations in the Gulf of Mexico.

Since that time, the Company's principal investment activities have related to property acquisitions, exploratory drilling, and property development in the shallow waters of the outer continental shelf in the Gulf of Mexico. To a lesser extent, we have conducted similar activities in the Rocky Mountain region, primarily in the Green River and Powder River Basins in Wyoming, and, beginning in 1999, in the onshore Gulf Coast areas of Louisiana and Texas. During the first six months of 1999, we participated in drilling five exploratory wells and one development well in the Gulf of Mexico and one exploratory well in the Green River Basin. Of these, we have completed or plan to complete two exploratory wells and the development well drilled in the Gulf and the well drilled in the Green River Basin.

RESULTS OF OPERATIONS

The following operating and financial data, in conjunction with the discussion below, is provided to assist you in understanding our results of operations for the periods presented.

                                                Three Months Ended        Six Months Ended
                                                     June 30                    June 30
                                              ---------------------   -----------------------
                                                1998        1999         1998         1999
                                              --------   ----------   ----------   ----------
PRODUCTION:
         Oil (MBBL)                                189          223          372          388
         Gas (MMCF)                              3,936        7,932        7,336       13,736
         Total gas equivalents (MMCFE)           5,070        9,270        9,568       16,064
REVENUE (IN THOUSANDS):
         Oil sales                            $  2,697   $    3,248   $    5,387   $    5,494
         Gas sales                            $  9,219   $   17,033   $   16,764   $   27,829
         Total oil and gas sales              $ 11,916   $   20,281   $   22,151   $   33,323
AVERAGE SALES PRICE:
         Oil (PER BBL)                        $  14.26   $    14.57   $    14.47   $    14.15
         Gas (PER MCF)                        $   2.34   $     2.15   $     2.29   $     2.03
         Total gas equivalents (PER MCFE)     $   2.35   $     2.19   $     2.31   $     2.07
EXPENSES (PER MCFE):
         Lease operating expenses             $   0.48   $     0.33   $     0.48   $     0.34
         Production taxes                     $   0.04   $     0.02   $     0.05   $     0.02
         Depreciation, depletion and
         amortization                         $   1.33   $     1.15   $     1.33   $     1.19
         General and administrative, net      $   0.17   $     0.14   $     0.19   $     0.15

REVENUE. Oil and gas sales for the three months ended June 30, 1999 totaled $20.3 million, representing an increase of $8.4 million, or 70%, compared to the second quarter of 1998. An 83% increase in net oil and gas production was partially offset by a 7% decline in unit prices, based on net equivalent unit measures. Oil and gas sales for the six months ended June 30, 1999 totaled $33.3 million, representing an increase of $11.2 million, or 50%, compared to the first half of 1998 . A 68% increase in net oil and gas production was partially offset by a 10% decline in unit prices, based on net equivalent unit measures. The increases in oil and gas production are attributable to contributions during the first half of 1999 from 16 Gulf of Mexico properties compared to ten in the prior-year period. Due to the additional Gulf of Mexico production, which is predominantly gas, and lower oil production from onshore properties, on which investments were deferred due to low oil prices, gas increased from 77% of net equivalent units produced in the first half of 1998 to 86% of the Company's total oil and gas production in the first half of 1999. Hedging transactions had the effect of decreasing oil and gas sales by $0.9 million, or $0.09 per Mcfe in the three months ended June 30, 1999, as compared to increasing oil and gas sales by $0.6 million, or $0.12 per Mcfe, in the three months ended June 30, 1998. Hedging transactions had the effect of increasing oil and gas sales by $0.5 million, or $0.03 per Mcfe in the six months ended June 30, 1999, and $1.0 million, or $0.10 per Mcfe, in the six months ended June 30, 1998.

LEASE OPERATING EXPENSES. Due to an increased number of producing properties and higher production levels, lease operating expenses for the three and six months ended June 30, 1999 increased by $0.6 million, or 23%, and $0.9 million, or 19%, respectively, from the amounts reported for the comparable periods in the prior year. However, lease operating costs per Mcfe produced declined by approximately 30%, from $0.48 in the three and six months ended June 30, 1998, to $0.33 and $0.34 during the three and six months ended June 30, 1999, respectively. These decreases in per-unit costs were due to increased production in 1999 from Gulf of Mexico wells, which typically have significantly lower average unit operating costs than our Rocky Mountain properties.

PRODUCTION TAXES. Production taxes for the three and six months ended June 30, 1999 were $0.2 million and $0.3 million, representing decreases of $13,000, or 6%, and $0.2 million, or 39%, respectively, from amounts reported for the comparable periods in 1998. These declines were due to reduced revenue from onshore properties caused by lower oil and gas prices and a decline in production from such properties. Production taxes as a percentage of oil and gas sales for the three and six months ended June 30, 1999 were
0.9 % and 0.8%, compared to 1.7% and 2.0%, respectively in 1998, due to a greater portion of sales in 1999 attributable to properties in federal waters offshore, which are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three and six months ended June 30, 1999 was $10.6 million and $19.2 million, representing increases of $3.9 million, or 58%, and $6.5 million, or 51%, respectively, compared to 1998. The increases were attributable to the 83% and 68% increases in production volumes for the three and six month periods ended June 30, 1999, relative to the comparable periods in 1998. The depletion rate of $1.17 per Mcfe of production in the six months ended June 30, 1999 represented a 9% decrease from the $1.28 per Mcfe average depletion rate during the first half of 1998. The lower rate is principally due to the effects of a property impairment charge recorded in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and six months ended June 30, 1999 were $1.3 million and $2.5 million, reflecting increases of $0.4 million, or 47%, and $0.7 million, or 38%, respectively, as compared to 1998. The increases resulted primarily from incremental costs incurred to manage our expanded operations in the Gulf of Mexico. Percentage increases in general and administrative expenses were smaller than increases in production, resulting in declines in general and administrative expenses per Mcfe produced, from $0.17 and $0.19 during the three and six month periods ended June 30, 1998, to $0.14 and $0.15, respectively, in the three and six month periods ended June 30, 1999.

STOCK COMPENSATION, NET. Stock compensation expense for the three and six months ended June 30, 1999 was $0.6 million and $0.8 million, reflecting an increase of $0.5 million for both the three and six month periods ended June 30, 1999, compared to the same periods of 1998. Grants of performance shares under Basin's equity incentive plan are required to be "marked-to-market." The increased expense reflects, in part, an increase in the price of the Company's common stock from $12.56 per share at December 31, 1998 to $20.06 per share at June 30, 1999.

INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 1999 totaled $1.1 million and $2.1 million, representing increases of $0.8 million, or 206%, and $1.3 million, or 166%, respectively, as compared to 1998. The increases were attributable to higher average borrowings and interest rates, partially offset by increased amounts capitalized to unproved property costs in the 1999 periods, in accordance with Statement of Financial Accounting Standard No. 34. During the three months ended June 30, 1999, Basin had average outstanding debt of $94.4 million, with an average effective interest rate of 6.8%, compared to average debt of $46.6 million and an average interest rate of 6.5% in the comparable 1998 period. During the six months ended June 30, 1999, Basin had average outstanding debt of $91.5 million, with an average effective interest rate of 6.8%, compared to average debt of $34.6 million and an average interest rate of 6.7% in the comparable 1998 period. Interest of $0.5 million and $1.1 million was capitalized during the three and six months ended June 30, 1999, respectively, as compared to $0.4 million for the three and six months ended June 30, 1998.

INCOME TAX BENEFIT (PROVISION). The income tax provisions for 1998 approximate the amounts that would be calculated by applying statutory income tax rates to income before income taxes. No income tax provision has been recorded in 1999 due to an equivalent decrease in the previously established deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Basin's principal sources of capital have been cash flow from operations, a revolving line of credit established with a group of banks (the "Credit Facility"), proceeds from asset sales, and proceeds from sales of common stock. Our principal uses of capital have been for acquisition, exploration and development of oil and gas properties.

During June 1999, Basin realized net proceeds of approximately $66.6 million from the sale of 4.313 million shares of its common stock through an underwritten public offering. Initially, proceeds from this equity sale were used to repay a portion of debt outstanding under the Credit Facility. However, with the net proceeds from the stock offering and approximately $9 million realized from asset sales in the first half of 1999, we have increased our 1999 budget for exploration and development from $65 million to $95 million. We estimate that this budget expansion will enable us to increase our exploratory drilling activities during the year by approximately 50% compared to planned activities under our initial 1999 budget, and compared to our drilling activity during 1998. Although acquisitions of properties with proved and probable reserves are also pursued as an integral part of our overall business strategy, such transactions are not budgeted. We plan to continue to monitor and potentially adjust our budget to reflect changes in the general business environment, variances from assumptions, or specific business opportunities.

Net cash provided by operations before changes in working capital totaled $23.1 million during the six months ended June 30, 1999, including $14.7 million related to the most recent fiscal quarter. Other sources of funds during the first half of 1999 included $66.7 million of proceeds from issuance of common stock and $8.7 million of asset sales. Funds were utilized for accrual-basis capital expenditures of $35.5 million, net repayment of $46.2 million of debt, and a $16.2 million increase in net working capital. The Company closed the first half of 1999 with working capital of approximately $3.0 million, long-term debt of $34.0 million, and stockholders' equity of $165.4 million. The borrowing base presently established under our Credit Facility is $90 million, of which $56 million was unutilized as of June 30, 1999.

PRODUCTION. Our cash flow from operations is generally determined by our production level and oil and gas prices. Since 1996, we have made significant investments to initiate and then expand our operations in the Gulf of Mexico. These investments have resulted in an increase in our production from an average of 11.2 MMcfe per day in the second quarter of 1997, prior to commencement of Gulf of Mexico production, to an average of 101.9 MMcfe per day in the second quarter of 1999.

As of August 1, 1999, we owned interests in 16 producing properties in the Gulf of Mexico and in five properties in the Gulf that were under development for first production. We do not anticipate initial production from any of the five properties presently under development during the quarter ending September 30, 1999 but project that four of these properties will commence production during the fourth quarter of this year. Although we believe these projections are reasonable, there is no assurance that they will be met. See "Forward Looking Statements" for a description of certain risks that may impact our ability to achieve projected results.

MARKETING AND HEDGING TRANSACTIONS. Basin's production is generally sold under month-to-month contracts at prevailing prices. From time to time, however, as conditions are deemed to warrant, we have entered into hedging transactions or fixed price sales contracts for a portion of our oil and gas production. The purposes of these transactions are to limit Basin's exposure to future oil and gas price declines and achieve a more predictable cash flow. However, such contracts may also limit the benefits we would realize if prices increase. Hedging transactions had the effect of decreasing oil and gas sales by $0.9 million, or $0.09 per Mcfe, in the three months ended June 30, 1999, as compared to increasing oil and gas sales by $0.6 million, or $0.12 per Mcfe, in the three months ended June 30, 1998. Hedging transactions had the effect of increasing oil and gas sales by $0.5 million, or $0.03 per Mcfe, in the six months ended June 30, 1999, and by $1.0 million, or $0.10 per Mcfe, in the six months ended June 30, 1998.

Through August 5, 1999, Basin had entered into the following fixed price swap and collar arrangements covering the period beginning July 1, 1999 (one MMBtu approximates one Mcf of gas). The positions shown are net of hedging contracts entered into that contractually offset certain previously established swap arrangements at price levels that will reduce revenue in each of the third and fourth quarters of 1999 by approximately $0.3 million.

                               GAS SWAPS                             OIL COLLARS
                    ---------------------------------  -----------------------------------------
                     Average Daily     Average NYMEX     Average         NYMEX            NYMEX
   Time Period      Volume (MMBtu)      Price/MMBtu       Daily          Floor           Ceiling
                                                       Volume (Bbl)    Price/Bbl        Price/Bbl
----------------    ---------------    --------------  ------------    ---------        ---------
 7/1/99-9/30/99         30,000             2.10           1,000          14.00            16.00
10/1/99-12/31/99        18,300             2.09           1,000          14.00            16.00
 1/1/00-12/31/00         3,300             2.15
 1/1/01-12/31/03        10,000             2.15


In addition, we have periodically entered into spread trades or options transactions related to oil or gas futures markets. Under a spread trade, fixed prices under a hedging contract are determined in the future by reference to the price of an underlying contract. Such positions may enable us to lock in favorable fixed prices for future hedging positions, but can also result in unfavorable fixed price contracts if the reference price declines. As of August 6, 1999, Basin had an outstanding gas spread trade that provides for a fixed price for 10,000 MMBtu per day for the period of March 2000 through October 2000 to be established in the future, when so elected by Basin, at a price equal to the New York Mercantile Exchange February 2000 contract price less $0.41. As of August 5, 1999, we had also sold the following call options: 20,000 MMBtu of gas per day for the period from July 1999 through November 1999, at a strike price of $1.95 per MMBtu; 10,000 MMBtu of gas per day for the period from July 1999 through December 2001, at an average strike price of $2.50 per MMBtu; and 1,000 barrels of oil per day for the period from July 1999 through December 1999, at a strike price of $16.75 per barrel.

REVOLVING LINE OF CREDIT. Effective January 1, 1999, we entered into the Credit Facility with our existing bank group that provided for borrowings of up to $110 million under two combined facilities. Facility A, currently established at $90 million, represents the borrowing base that is considered to be "conforming" based upon the banks' customary practices and standards in making conventional borrowing base determinations for oil and gas producers. Facility B, which was initially established at $20 million, was a shorter-term supplemental line of credit which terminated upon the consummation of the June 1999 offering of common stock. Interest rates applied to borrowings under the Credit Facility are determined by reference to the prime rate or LIBOR, at our election. Facility A provides for a varying spread of 0% to 0.25% to be added to the prime rate, or 0.75% to 1.5% to be applied to LIBOR, based upon our facility usage ratio.

Our Credit Facility provides for borrowings to be revolving loans until November 30, 2001, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility is amended. The borrowing base under the Credit Facility is scheduled to be re-determined at six-month intervals until the revolving loan is converted into a term loan. The next re-determination is scheduled to occur as of October 1, 1999. Our Credit Facility contains various covenants, including limitations on our ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to our Credit Facility, substantially all of our producing properties are subject to mortgages in favor of the banks and our remaining properties are subject to a negative pledge.

The weighted average interest rate on borrowings outstanding under the Credit Facility at June 30, 1999 was 5.7%. Our annual interest costs will fluctuate based upon changes in short-term interest rates and borrowings outstanding. Assuming debt outstanding remained unchanged from the amount outstanding at June 30, 1999, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $0.2 million, before amounts capitalized. As the interest rate is variable and is reflective of current market conditions, the carrying value of Basin's debt approximates its fair value.

Borrowing base re-determinations conducted by the bank group reflect a number of estimates and assumptions including, but not limited to, future production from Basin's proved properties, risk factors for estimates of proved reserves, future oil and gas prices, future operating and development costs, and future interest rates. Changes in such estimates and assumptions can significantly impact the size of the borrowing base established by the banks. Because these factors will be influenced by future events that cannot be forecast with certitude, we cannot predict what level of borrowing base will be established at any future determination date.

CAPITAL EXPENDITURES. Since the beginning of 1996, our primary exploration activities have been focused in the shallow waters of the Gulf of Mexico, predominantly off the coast of Louisiana. During the second half of 1998, we began to direct a small portion of our exploration budget toward onshore opportunities. We also pursue acquisition and development opportunities in the vicinity of our Gulf of Mexico exploration operations, in the Rocky Mountain region where we have an existing base of proved reserves and producing wells, and in certain other major domestic producing basins where we believe significant upside potential exists. Our capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition.

Basin's initial budget for 1999 provided for capital investments of approximately $65 million, subject to an increase for proceeds from anticipated asset sales. With the net proceeds from the offering and approximately $9 million from asset sales to date in 1999, we have increased our 1999 budget to $95 million. We estimate that this budget expansion will enable us to increase our exploratory drilling activities during the year by approximately 50% compared to planned activities under our initial 1999 budget. Given the prevailing lower cost of oil field services today compared to 1998, and lower planned current year investment to acquire prospect leaseholds, we believe our expanded 1999 budget will result in significantly greater drilling activity than our $107 million of capital expenditures in 1998. Our current 1999 budget primarily provides for:

- development of seven Gulf of Mexico properties with one or more discovery wells yet to commence sustained production as of the end of 1998;

-    acquisitions of seismic data and exploratory prospect leaseholds;

- participation in approximately nine net (18 to 20 gross) exploratory wells in the Gulf of Mexico;

- participation in four to eight onshore exploration opportunities, primarily in the Greater Green River Basin in Wyoming and the onshore Gulf Coast area;

-    development of projected 1999 exploratory discoveries; and

-    continued exploitation of our other offshore and onshore properties.

We also intend to pursue acquisitions of properties with proved and probable reserves as an integral part of our overall business strategy, with the expectation that these efforts will result in significant investment activity over time. At this time, no portion of our 1999 budget has been specifically allocated for acquisitions of proved properties. If such a transaction is executed, it may require a re-allocation of funds from other planned activities and/or external financing.

During the first half of 1999, Basin's accrual-basis capital expenditures totaled approximately $35.5 million. Such investments were primarily for development of several Gulf of Mexico properties on which discovery wells were drilled during the prior year, participation in drilling five (2.5 net) Gulf of Mexico exploratory wells and one (0.6 net) onshore exploratory well, related completion costs on two (0.8 net) of the Gulf of Mexico exploratory wells and the onshore well, and acquisitions of additional Gulf of Mexico 3-D seismic data and leasehold interests.

We expect to be able to fund our planned exploration and development activities during the second half of 1999 primarily utilizing cash flow, working capital, and additional borrowings under the Credit Facility. However, the amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within Basin's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. Basin's planned capital expenditures are also based on estimates regarding availability of capital that depend on assumptions and estimates regarding production, oil and gas prices, and borrowing base re-determinations under our revolving line of credit. Due to these uncertainties, actual capital expenditures may vary significantly and funding sources may differ from current expectations. See "Forward Looking Statements."

YEAR 2000 READINESS DISCLOSURE AND STATEMENT

Readers are cautioned that the forward-looking statements contained in the following Year 2000 discussion should be read in conjunction with Basin's disclosures under the heading "Forward-Looking Statements" in this Quarterly Report on Form 10-Q.

Year 2000 issues result from the inability of many computer programs to accurately calculate, store or use a date subsequent to December 31, 1999. The date can be erroneously interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. This could result in a system failure or miscalculations causing disruptions of or errors in operations. Systems potentially affected include not only information technology systems--computer systems controlling a company's accounting, land, operations, seismic processing, and other specialized functions--but also non-information technology systems controlled by embedded chips, which include many common and specialized machines and support systems. The effects of the Year 2000 problem can be exacerbated by the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence can affect us and the parties with whom we do business.

STATE OF READINESS. We have created an internal committee to assess our Year 2000 readiness and to lead our remediation efforts. The committee is composed of the general counsel, chief financial officer, controller, and manager of information systems. The committee's objective is to prevent loss or impairment of those functions material to Basin's operations and business continuity or to avoid potential liability to third parties. At the direction of the committee, department heads and managers have assessed and remediated our information technology and non-information technology systems, and have communicated with our business partners regarding the status of their assessment and remediation efforts, with the results summarized below.

We have completed an assessment of our information technology systems to determine whether they are Year 2000 compliant. The licensors of both our core financial, land and operations software system and the underlying operating system have certified that such software is Year 2000 compliant. Our Gulf of Mexico seismic data interpretation software system has been upgraded to software that is Year 2000 compliant. Basin will be upgrading and testing our reservoir economics software to make it Year 2000 compliant and expect to be completed with this upgrade by October 1999. Additionally, we have assessed other less critical information technology systems and we believe them to be compliant.

We also rely on non-information technology systems, such as office telephones, facsimile machines, HVAC systems and elevators in our leased offices, security systems, and automated measuring equipment on platforms and other production facilities, which may have embedded technology such as micro-controllers. Department heads and managers have identified those non-information technology systems that may be susceptible to failure or impairment by reason of Year 2000 problems and that are potentially critical to our operations and business continuity. Based on that review, Basin has sent written inquiries to the suppliers of those systems to determine the status of their Year 2000 compliance. Our communications systems vendors, and the property managers of the buildings in which our Houston and Denver offices are situated, have certified their systems to be Year 2000 compliant. We are still receiving and analyzing responses from vendors of non-information technology systems that may affect our production operations. The operations department is following up those inquiries with telephone interviews to assess the status of such systems. Assessment and remediation of non-information technology systems should be completed by September 1999.

We have sent written inquiries to our significant suppliers, customers (i.e., production purchasers and transporters), banks, government agencies, benefit plan providers, and others with whom we have significant business relationships to determine the extent to which we are vulnerable to those third parties' failure to correct their own Year 2000 issues. For Gulf of Mexico and onshore operations these include representative vendors and suppliers who could supply necessary goods and services to maintain our production operations and continue any ongoing or planned drilling activities. As of the date of this report, the following summarizes the responses we have received:

     (a) We sent inquiries for Gulf of Mexico operations to 117 vendors and 103 have responded with written confirmation that they are Year 2000 compliant. We will contact the remaining 14 vendors to assess their compliance. The Minerals Management Service of the United States Department of the Interior, which is the primary permitting and supervisory agency over our Gulf of Mexico operations, has reported that it is Year 2000 compliant.

     (b) For onshore operations we sent inquiries to 24 representative vendors and suppliers and 21 have responded with confirmation that they are Year 2000 compliant. We will contact the remaining three vendors to assess their compliance. We are continuing to inquire of various government agencies having jurisdiction over our operations to confirm their compliance.

     (c) We sent 30 inquiries to production purchasers and pipeline companies with whom we are currently doing business or expect to do business with respect to the gathering, treatment, processing, and marketing of our production, and we have received 12 responses confirming either current Year 2000 compliant or anticipated compliance by late 1999. We will contact the remaining 18 customers to assess their compliance.

     (d) With respect to our corporate and administrative operations, our bank group, service providers (such as payroll processing), insurance agents and underwriters, and benefit plan providers have confirmed their Year 2000 compliance or their expectation that they will be compliant by year end 1999. We will continue to monitor their compliance efforts.

ESTIMATED COMPLIANCE COSTS. We have relied primarily on our internal staff to assess our current Year 2000 readiness and do not anticipate extensive use of external resources to complete our assessment or remediation. We have not separately quantified our costs of internal resources on this project but do not expect that we will incur material costs in remediating our information technology systems to be Year 2000 compliant. Costs incurred for the purchase of new software and hardware are capitalized and all other costs are expensed as incurred. We have not incurred, and do not anticipate that we will incur, costs for external resources in excess of $100,000 relating to the assessment and remediation of Year 2000 issues. That estimate does not include the cost of remediating problems caused by third-party vendors, customers, or other business partners, which Basin will not be able to fairly estimate until the extent, if any, of their Year 2000 non-compliance is known.

RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS. As indicated above, the only critical information technology system that we believe to be not yet Year 2000 compliant is our reservoir economics system, which should be compliant by October 1999. Accordingly, we do not expect Year 2000 issues to cause our information technology systems to have any material adverse impact on our business, operations or financial condition. We believe that the potential impact, if any, of our non-critical information technology systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and should not impact our ability to continue exploration, drilling, production or sales activities. We are not able to predict at this time what the impact could be of non-information technology system failures but do not believe that there will be a material disruption of our operations.

In light of the responses we have received to date from our business partners, we do not believe there is a likelihood of a material impact on our operations, business, or financial condition from the failure of a business partner to be Year 2000 compliant. The most reasonably likely "worst case" impacts could be impairment of our ability to deliver our production to, or receive payment from, third parties gathering and/or purchasing our production from individual affected facilities; impairment of the ability of third-party suppliers or service companies to provide needed materials or services to our planned or ongoing operations, thereby necessitating deferral or shut-in of exploration, development or production operations; inability to execute financial transactions with our banks or other third parties whose systems fail or misfunction; or inability to process permit applications or operations plans with government agencies that may delay our ability to conduct planned activities. We have no reason to believe that any of these contingencies will occur or that our principal vendors, customers, and business partners will not be Year 2000 compliant.

Basin does not currently have a contingency plan under development or in place to address these potential problems. We do intend to develop contingency plans in response to testing our information technology and non-information technology systems and in response to the results of our third-party inquiries. These contingency plans may include installing back-up computer systems or equipment, temporarily replacing systems or equipment with manual processes, and switching to alternate suppliers, service companies and purchasers that have already certified their Year 2000 compliance. Basin expects these plans to be complete by October 1999.

Basin's Year 2000 program is a continuing process that may result in changes to cost estimates and schedules as testing and business partner assessment progresses. Unexpected Year 2000 compliance problems of either Basin or our vendors, customers, service providers, or other entities with whom we do business could have a material adverse impact on our business, financial condition or operating results.

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

-    prospect development and property acquisitions,

-    marketing of oil and gas, and

-    Year 2000 compliance activities.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that any of these expectations will prove correct or that we will take any actions that may have been planned. Factors that could cause actual results to differ materially are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report and also include, among others:

-    general economic conditions,

-    oil and gas price volatility,

-    our ability to find, acquire, market, develop and produce new properties,

-    the risks associated with acquisitions and exploration,

-    operating hazards attendant to the oil and gas business,

- downhole drilling and completion risks that are generally not recoverable from third parties or insurance,

- uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures,

- potential mechanical failure or underperformance of individually significant wells,

-    the strength and financial resources of our competitors,

-    Basin's ability to find and retain skilled personnel,

-    climatic conditions,

-    availability of capital,

-    availability and cost of material and equipment,

-    delays in anticipated start-up dates,

-    environmental risks,

-    actions or inactions of third-party operators of the basin's properties,

-    regulatory developments, and

-    third-party Year 2000 compliance actions.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by the factors outlined above. The Company disclaims any obligation to update or revise any forward-looking statement in light of actual results or future events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to interest rate risk and commodity price risk is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Liquidity and Capital Resources Marketing and hedging transactions" and "Liquidity and Capital Resources Revolving line of credit". The Company has no exposure to foreign currency exchange rate risks or to any other market risks.

                     BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  NONE

     (b)  NONE

     (c) During the period covered by this report, Basin had no sales of securities that were not registered under the Securities Act of 1933. Through the date of this report, Basin has issued 53,311 shares of common stock pursuant to cashless exercises of warrants issued by us on November 30, 1994 to former stockholders of Sterling Energy Corporation pursuant to the merger of Sterling with a subsidiary of Basin on November 22, 1994. Those warrants covered a total of 300,000 shares of Basin common stock at an exercise price of $14.00 per share. The warrants expire on December 31, 1999. Of the 300,000 shares covered by the warrants, 198,917 were covered by the cashless exercises, in which the market value of the warrants at the date of exercise (average market price for a 20-day period preceding exercise less the exercise price) was multiplied by the number of shares covered by the respective warrants to determine the number of shares to be issued to the warrant holders. Basin accordingly received no cash from these exercises. Warrants covering a total of 101,083 shares of Basin common stock remain outstanding. The warrants (and the shares issued pursuant to exercise of the warrants) were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.

     (d)  NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Company's annual meeting of shareholders held on May 12, 1999, were solicited pursuant to Regulation 14A during the quarter ended June 30, 1999. There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected. The following is a summary of the matters voted upon at such meeting and the number of votes cast for, against and absententions:

                                                                Number of Votes Cast
                                                         For           Against        Abstain
Election of Directors
  John F. Greene                                      12,572,267             -      983,969
  Michael A. Nicolais                                 12,572,267             -      983,969
  Neil L. Stenbuck                                    12,572,267             -      983,969
Ratify selection of Arthur Andersen LLP               13,511,694          37,942      6,600
 as auditors
Amend Equity Incentive Plan for                       11,637,459       1,915,087      3,690
"performance-based compensation"
Increase Equity Incentive Plan by 200,000 shares       8,399,347       5,155,539      1,350


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

       EXHIBIT
       NUMBER                 DESCRIPTION OF EXHIBITS
       ------                 -----------------------
        2.1     Agreement and Plan of Merger between Sterling Energy
                Corporation, Basin Energy, Inc. and Basin Exploration, Inc.
                dated October 13, 1994.(5)

        2.2     Plan of Merger between Basin Sterling, Inc. and Basin
                Exploration, Inc. dated November 22, 1994.(5)

        2.3     Plan of Merger between Basin Operating Company and Basin
                Exploration, Inc. dated December 14, 1994.(7)

        3.1     Restated Certificate of Incorporation of Basin.(2)

        3.2     Restated Bylaws of Basin.(2)

        4.1     Common Stock Certificate of Basin.(2)

        10.1    Equity Incentive Plan as amended May 12, 1999.(1)

        10.2    Key Employee Participation Plan.(2)

        10.3 Employment Agreement dated March 31, 1992 by and between Basin and Michael S. Smith.(3)

        10.4    Gulf Coast Geoscientist Overriding Royalty Interest Plan dated
                November 30, 1995.(9)

        10.5    Form of Rights Agreement dated as of February 24, 1996, between
                Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as
                Rights Agent.(8)

        10.6    Performance Shares Plan approved February 4, 1997.(10)

        10.7    Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(9)

        10.8    Amendment to Change of Control Employment Agreement dated June
                2, 1999 between Basin Exploration, Inc. and Howard L. Boigon.(1)

        10.9    Employment Agreement dated August 28, 1995 between Basin
                Exploration, Inc. and Samuel D. Winegrad.(9)

        10.10   Change of Control Agreement dated August 28, 1997 between Basin
                Exploration, Inc. and Samuel D. Winegrad.(1)

        10.11   Employment Agreement dated June 28, 1995 between Basin
                Exploration, Inc. and Neil L. Stenbuck.(9)

        10.12   Employment Agreement dated November 10, 1995 between Basin
                Exploration, Inc. and David A. Pustka.(9)

        10.13   Employment Agreement dated February 1, 1999, between Basin
                Exploration, Inc. and David A. Pustka.(16)

        10.14   Employment Agreement dated February 23, 1996 between Basin
                Exploration, Inc. and Thomas J. Corley.(10)

        10.15   Employment Agreement dated January 28, 1999, between Basin
                Exploration, Inc. and Patrick A. Jackson.(16)

        10.16 Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration,
                Inc., as New Tenant, and FC Tower Property Partners, LP, as
                Landlord.(8)

        10.17   Lease of Office Space dated September 25, 1992, between
                Brookfield Republic Inc. and Basin Operating Company, as amended.(4)+

        10.18   First Lease of Additional Office Space dated as of December 1,
                1994, between Brookfield Republic, Inc. and Basin Operating
                Company.(6)+

        10.19   Order of the United States Bankruptcy Court for the Southern
                District of Texas Corpus Christi Division, dated November 18,
                1997, with exhibits, including the Agreement of Purchase and Sale.(12)

        10.20   Second Amendment of Amended and Restated Credit Agreement dated
                August 6, 1996 between the Company and Colorado National Bank,
                Union Bank of California, N.A. and NationsBank of Texas, N.A.
                dated November 1, 1997.(12)

        10.21   Third Amendment of Amended and Restated Credit Agreement dated
                August 6, 1996 between the Company and U.S. Bank National
                Association, Union Bank of California, N.A. and NationsBank of
                Texas, N.A. dated April 30, 1998.(14)

        10.22   Fourth Amendment of Amended and Restated Credit Agreement dated
                August 6, 1996 between the Company and U.S. Bank National
                Association, Union Bank of California, N.A. and NationsBank,
                N.A., dated August 20, 1998.(15)

        10.23 Amended and Restated Credit Agreement dated January 1, 1999 among the Company and NationsBank, N.A., U.S. Bank National
                Association and Union Bank of California, N.A.(16)

        10.24   First Amendment of Amended and Restated Credit Agreement dated
                July 1, 1999 among the Company, NationsBank, N.A., U.S. Bank
                National Association and Union Bank of California, N.A.(1)

        27      Financial Data Schedule.(1)


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

        7 Filed as an Exhibit to Form 10-K filed on March 28, 1995, and incorporated herein by reference.

        8 Filed as an Exhibit to Form 8-K filed on February 26, 1996, and incorporated herein by reference.

        9 Filed as an Exhibit to Form 10-K filed on March 28, 1996, and incorporated herein by reference.

        10 Filed as an Exhibit to Form 10-K filed on March 31, 1997, and incorporated herein by reference.

        12 Filed as an Exhibit to Form 8-K filed on December 11, 1997, and incorporated herein by reference.

        13 Filed as an Exhibit to Form 10-K filed on March 31, 1998, and incorporated herein by reference.

        14 Filed as an Exhibit to Form 10-Q filed on May 14, 1998, and incorporated herein by reference.

        15 Filed as an Exhibit to Form 10-Q filed on November 13, 1998, and incorporated herein by reference.

        16 Filed as an Exhibit to Form 10-K filed on March 30, 1999, and incorporated herein by reference.

         + Confidential treatment has been granted for portions of these Exhibits.

(b)  REPORTS ON FORM 8-K

Basin filed the following reports on Form 8-K during the period covered by this report:

Date of Report        Filed on         Item #      Topic
--------------        --------         ------      -----
May 28, 1999          May 28, 1999        7        Consents and opinions of experts

June 17, 1999         June 18, 1999       7        Form of Underwriting Agreement and
                                                   Company Indemnity Agreement

June 22, 1999         June 23, 1999       5        Exercise of over-allotment
                                                   option by underwriters


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BASIN EXPLORATION, INC.
                                       -------------------------
                                       (Registrant)


Date: August 13, 1999                  By: /s/ Neil L. Stenbuck
                                              -----------------------
                                              Neil L. Stenbuck
                                              Chief Financial Officer



Date: August 13, 1999                  By: /s/ James A. Tuell
                                              -----------------------
                                              James A. Tuell
                                              Controller and
                                              Chief Accounting Officer