Form 10-Q
period 1999-09-30
BASIN EXPLORATION INC
filed 1999-11-15
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                                                   YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.
                                                          Outstanding at
                       Class                              October 31, 1999
           ---------------------------------------------------------------------
           Common stock, $.01 par value                   18,448,000 shares

                             BASIN EXPLORATION, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                          PAGE
     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1998 and September 30, 1999.......................................            3

                  Consolidated Statements of Operations for the
                  three and nine months ended September 30, 1998 and 1999.......................             5

                  Consolidated Statements of Changes in
                  Stockholders' Equity...........................................................            6

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1998 and 1999..................................            7

                  Notes to Consolidated Financial Statements.....................................            8

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................            9

     Item 3.      Quantitative and Qualitative Disclosures
                  about Market Risks.............................................................           21

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................           22

     Item 2.      Changes in Securities and Use of Proceeds......................................           22

     Item 3.      Defaults Upon Senior Securities................................................           22

     Item 4.      Submission of Matters to a Vote of Security Holders............................           22

     Item 5.      Other Information..............................................................           22

     Item 6.      Exhibits and Reports on Form 8-K...............................................           23

SIGNATURES        ...............................................................................           25

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                                     ASSETS
(In thousands)
                                                                            December 31,           September 30,
                                                                               1998                    1999
                                                                        ------------------      -------------------
CURRENT ASSETS
         Cash and equivalents                                              $           331         $             534
         Accounts receivable                                                        10,036                    16,056
         Prepaids and other                                                          2,752                     4,324
                                                                        -------------------     --------------------

PROPERTY AND EQUIPMENT, at cost:                                                    13,119                    20,914
                                                                        -------------------     --------------------
         Oil and gas properties, under the full cost
         method of accounting
              Proved                                                               265,826                   315,491
              Unproved                                                              34,039                    30,548
         Less accumulated depreciation,
         depletion and amortization                                               (113,462)                 (142,038)
                                                                        -------------------     --------------------
                                                                                   186,403                   204,001
         Furniture and equipment, net                                                1,408                     1,396
                                                                        -------------------     --------------------
                                                                                   187,811                   205,397
                                                                        -------------------     --------------------

OTHER ASSETS                                                                           233                       537
                                                                        -------------------     --------------------

                                                                           $       201,163         $         226,848
                                                                        ===================     ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
(In thousands)
                                                                            December 31,            September 30,
                                                                                1998                    1999
                                                                        -------------------      --------------------
CURRENT LIABILITIES
         Accounts payable                                               $        12,465          $            6,768
         Accrued liabilities                                                     13,620                      19,765
         Current portion of long-term debt                                          258                          21
                                                                        -------------------      -------------------

                                                                                 26,343                      26,554
                                                                        -------------------      -------------------

LONG-TERM DEBT, net of current portion                                           80,000                      29,000

OTHER LONG-TERM OBLIGATIONS                                                         601                         233

STOCKHOLDERS' EQUITY
         Preferred stock, par value $.01 per share;
           10,000,000 shares authorized,
           no shares issued and outstanding                                           -                           -
         Common stock, par value $.01 per share,
           50,000,000 shares authorized,
           14,151,000 and 18,697,000 shares
           issued, respectively                                                     142                         187
         Additional paid-in capital                                             113,136                     183,870
         Accumulated deficit                                                    (16,488)                     (9,022)
         Common stock held in treasury, at cost,
           186,000 and 257,000 shares, respectively                              (2,571)                     (3,974)
                                                                        -------------------      -------------------

         Total stockholders' equity                                              94,219                     171,061
                                                                        -------------------      -------------------

                                                                        $       201,163          $          226,848
                                                                        ===================      ===================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Three Months Ended                 For the Nine Months Ended
(In thousands, except per share data)                          September 30                              September 30
                                                         1998                 1999                1998                  1999
                                                    ---------------      ---------------      --------------       ---------------
REVENUE:

Oil sales                                             $     2,545         $       3,651        $       7,932        $       9,145

Gas sales                                                  11,553                15,776               28,317               43,605

Interest and other, net                                        46                    39                   59                   83
                                                    ---------------      ---------------      --------------       ---------------
                                                           14,144                19,466               36,308               52,833
                                                    ---------------      ---------------      --------------       ---------------

COST AND EXPENSES:

Lease operating expenses                                    1,976                 2,874                6,569                8,352

Production taxes                                              190                   270                  628                  537

Depreciation, depletion and amortization                    8,413                 9,951               21,140               29,130

General and administrative, net                             1,012                 1,296                2,795                3,756

Stock compensation, net                                       143                   558                  462                1,397

Interest expense                                              500                   100                1,288                2,195
                                                    ---------------      ---------------      --------------       ---------------

                                                           12,234                15,049               32,882               45,367
                                                    ---------------      ---------------      --------------       ---------------

INCOME BEFORE INCOME TAXES                                  1,910                 4,417                3,426                7,466

Income tax provision                                          668                     -                1,199                    -
                                                    ---------------      ---------------      --------------       ---------------

NET INCOME                                            $     1,242        $        4,417       $        2,227       $        7,466
                                                    ===============      ===============      ==============       ===============

BASIC:
        Earnings per share                            $      0.09        $         0.24         $      0.16         $        0.48
                                                    ===============      ===============      ==============       ===============
        Weighted average shares outstanding                13,884                18,393              13,838                15,600
                                                    ===============      ===============      ==============       ===============

  DILUTED:
        Earnings per share                            $      0.09         $        0.23         $      0.16         $        0.47
                                                    ===============      ================      =============       ===============
        Weighted average shares outstanding                14,199                19,009              14,320                15,943
                                                    ===============      ================      =============       ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH SEPTEMBER 30, 1999

                                                                                                    RETAINED
                                                            ADDITIONAL                              EARNINGS
                                       COMMON STOCK          PAID-IN         TREASURY STOCK          (ACCUM.
(In thousands)                    SHARES       AMOUNT        CAPITAL       SHARES       AMOUNT       DEFICIT)        EQUITY
-----------------------------   ----------   ----------    -----------   ----------   ----------    -----------   ------------
BALANCES, January 1, 1998          13,833    $      138    $   110,627        (120)   $   (1,412)   $    12,012   $    121,365

Issuance of common stock              130             2            627            -            -              -            629

Exercise of warrants for
  common stock                         79             1          1,107         (62)       (1,108)             -              -

Purchase of treasury stock              -             -              -          (4)          (51)             -            (51)

Issuance and vesting of
  restricted stock                    109             1            775            -            -              -            776

Net income (loss)                       -             -              -            -            -        (28,500)       (28,500)
                                ----------   ----------    -----------   ----------   ----------    -----------   ------------

BALANCES, December 31, 1998        14,151           142        113,136        (186)       (2,571)       (16,488)        94,219

Issuance of common stock            4,416            44         67,822            -            -              -         67,866

Common stock offering costs             -             -           (465)           -            -              -           (465)

Purchase of treasury stock              -             -              -         (20)         (355)             -           (355)

Issuance and vesting of
   restricted stock                    55             -          2,330            -            -              -          2,330

Exercise of warrants for
  common stock                         75             1          1,047         (51)       (1,048)             -              -

Net income                              -             -              -            -            -          7,466          7,466
                                ----------   ----------    -----------   ----------   ----------    -----------   ------------

BALANCES, September 30, 1999       18,697    $      187    $   183,870        (257)   $   (3,974)  $     (9,022)  $    171,061
                                ==========   ==========    ===========   ==========   ==========   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMEMTS OF CASH FLOWS

                                                                     For the Nine Months Ended
                                                                          September 30,
(In thousands)                                                      1998               1999
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $      2,227       $      7,466
  Adjustments to reconcile net income
  to net cash provided by operating activities -
     Depreciation, depletion and amortization                         21,140             29,130
     Deferred income tax provision                                     1,117                  -
     Stock compensation expense                                          462              1,397
     Other                                                               (14)                22
                                                                ------------       ------------
                                                                      24,932             38,015

     Changes in operating assets and liabilities -
         Decrease (increase) in -
            Receivables                                                  676             (6,630)
            Prepaids and other                                           927             (1,426)
         (Decrease ) increase in -
            Accounts payable and accrued liabilities                   2,722               (889)
            Ad valorem taxes and other                                   (71)               (50)
            Income taxes payable                                         (19)                 -
                                                                ------------       ------------
         Net cash provided by operating activities                    29,167             29,020
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions                                                  (87,585)           (54,728)
  Deposits on offshore leases                                           (239)               (65)
  Proceeds from sale of property and equipment                            52             10,608
                                                                ------------       ------------
  Net cash used in investing activities                              (87,772)           (44,185)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                      73,000             47,500
  Principle payments on notes payable and long-term debt             (13,614)           (98,738)
  Proceeds from sale of stock, net                                       441             67,149
  Purchase of treasury stock                                             (23)              (103)
  Debt issuance costs and other                                            -               (440)
                                                                ------------       ------------
     Net cash provided by financing activities                        59,804             15,368
                                                                ------------       ------------
INCREASE IN CASH AND EQUIVALENTS                                       1,199                203
CASH AND EQUIVALENTS, beginning of period                                531                331
                                                                ------------       ------------
CASH AND EQUIVALENTS, end of period                             $      1,730       $        534
                                                                ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized            $        968       $      2,465
                                                                ============       ============
  Cash paid for income taxes                                    $        119       $          -
                                                                ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries (collectively, "Basin" or the "Company") as of September 30, 1999, and the results of operations and cash flows for the three and nine month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(3) ACCOUNTING FOR OIL AND GAS PROPERTIES

Basin follows the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized. If capitalized costs, net of amortization and related deferred taxes, exceed the full cost ceiling, the excess would be expensed in the period such excess occurs. Calculation of the full cost ceiling includes an estimate of the discounted value of future net cash flows attributable to proved reserves using various assumptions and parameters consistent with promulgations of the Securities and Exchange Commission, and such calculation is sensitive to changes in prevailing oil and gas sales prices. Oil and gas prices are volatile and reflect seasonal factors, as well as other supply and demand conditions. A decline in prices subsequent to September 30, 1999 could result in a requirement that Basin recognize an impairment expense in a future period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our results of operations and our present financial condition and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties, including those discussed below that could cause actual results to differ significantly from those expressed. See "Forward Looking Statements."

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

Since that time, the Company's principal investment activities have related to property acquisitions, exploratory drilling, and property development in the shallow waters of the Outer Continental Shelf in the Gulf of Mexico. To a lesser extent, we have conducted similar activities in the Rocky Mountain region, primarily in the Green River and Powder River Basins in Wyoming, and, beginning in 1999, in the onshore Gulf Coast areas of Louisiana and Texas. During the first nine months of 1999, we participated in drilling 13 exploratory wells and three development wells in the Gulf of Mexico and four exploratory wells onshore, including wells in progress at period-end. Three of these wells are still under evaluation. Of the 17 evaluated wells, we have completed or plan to complete 13 wells, including nine of the exploratory wells and all three development wells drilled in the Gulf and one exploratory well drilled in the Green River Basin.

RESULTS OF OPERATIONS

The following operating and financial data, in conjunction with the discussion below, is provided to assist you in understanding our results of operations for the periods presented.

                                                       Three Months Ended             Nine Months Ended
                                                          September 30                  September 30
                                                 ---------------------------     ---------------------------
                                                     1998            1999            1998            1999
                                                 -----------     -----------     -----------     -----------
PRODUCTION:
   Oil (MBBL)                                           173              236             545             624
   Gas (MMCF)                                         5,297            7,036          12,633          20,772
   Total gas equivalents (MMCFE)                      6,335            8,452          15,903          24,516
REVENUE (IN THOUSANDS):
   Oil sales                                     $    2,545      $     3,651     $     7,932     $     9,145
   Gas sales                                     $   11,553      $    15,776     $    28,317     $    43,605
   Total oil and gas sales                       $   14,098      $    19,427     $    36,249     $    52,750
AVERAGE SALES PRICE:
   Oil (PER BBL)                                 $    14.74      $     15.52     $     14.55     $     14.67
   Gas (PER MCF)                                 $     2.18      $      2.24     $      2.24     $      2.10
   Total gas equivalents (PER MCFE)              $     2.23      $      2.30     $      2.28     $      2.15
EXPENSES (PER MCFE):
   Lease operating expenses                      $     0.31      $      0.34     $      0.41     $      0.34
   Production taxes                              $     0.03      $      0.03     $      0.04     $      0.02
   Depreciation, depletion and amortization      $     1.33      $      1.18     $      1.33     $      1.19
   General and administrative, net               $     0.16      $      0.15     $      0.18     $      0.15


REVENUE. Oil and gas sales for the three months ended September 30, 1999 totaled $19.4 million, representing an increase of $5.3 million, or 38%, compared to the third quarter of 1998. This improvement was attributable to a 33% increase in net oil and gas production and a 3% increase in unit prices, based on net equivalent unit measures. Oil and gas sales for the nine months ended September 30, 1999 totaled $52.8 million, representing an increase of $16.5 million, or 46%, compared to 1998. A 54% increase in net oil and gas production was partially offset by a 6% decline in unit prices, based on net equivalent unit measures. The increases in oil and gas production are attributable to contributions during the nine months of 1999 from 18 Gulf of Mexico properties compared to twelve in the prior-year period. Due to the additional Gulf of Mexico production, which is predominantly gas, and lower oil production from onshore properties, on which investments were deferred in late 1998 and early 1999 due to low oil prices, gas increased from 79% of net equivalent units produced in the first nine months of 1998 to 85% of the Company's total oil and gas production in the first nine months of 1999. Hedging transactions had the effect of decreasing oil and gas sales by $3.7 million, or $0.44 per Mcfe, in the three months ended September 30, 1999, as compared to increasing oil and gas sales by $1.7 million, or $0.28 per Mcfe, in the three months ended September 30, 1998. Hedging transactions had the effect of decreasing oil and gas sales by $3.2 million, or $0.13 per Mcfe in the nine months ended September 30, 1999, as compared to increasing oil and gas sales by $2.7 million, or $0.17 per Mcfe, in the nine months ended September 30, 1998.

LEASE OPERATING EXPENSES. Due to an increased number of producing properties and higher production levels, lease operating expenses for the three and nine months ended September 30, 1999 increased by $0.9 million, or 45%, and $1.8 million, or 27%, respectively, from the amounts reported for the comparable periods in the prior year. Lease operating costs per Mcfe produced in the three months ended September 30, 1999 increased by approximately 10% to $0.34, from $0.31 in the comparable period of 1998. This increase in per-unit costs was principally due to costs associated with workovers to recommence production on onshore properties that had been shut in due to low commodity prices. Lease operating costs per Mcfe produced during the nine months ended September

30, 1999 declined by approximately 17%, to $0.34, as compared to $0.41 in the nine months ended September 30, 1998. This decrease in per-unit costs was due to increased production in 1999 from Gulf of Mexico wells, which typically have significantly lower average unit operating costs than our Rocky Mountain properties.

PRODUCTION TAXES. Production taxes for the three and nine months ended September 30, 1999 were $0.3 million and $0.6 million, representing an increase of $80,000, or 42%, and a decrease of $91,000, or 14%, respectively, from amounts reported for the comparable periods in 1998. The increase in the three months ended September 30, 1999 is attributable to an 85% increase in onshore oil and gas sales during the 1999 period as compared to 1998. The decrease in the nine months ended September 30, 1999 was partially due to reduced tax rates on new production and partially to revisions to previous estimates. Production taxes as a percentage of oil and gas sales for the three and nine months ended September 30, 1999 were 1.4 % and 1.0%, compared to 1.3% and 1.7%, respectively in 1998, due principally to a greater portion of sales in 1999 attributable to properties in federal waters offshore, which are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expenses for the three and nine months ended September 30, 1999 were $10.0 million and $29.1 million, representing increases of $1.5 million, or 18%, and $8.0 million, or 38%, respectively, compared to 1998. The increases were attributable to the 33% and 54% increases in production volumes for the three and nine month periods ended September 30, 1999, relative to the comparable periods in 1998. Depletion rates of $1.16 and $1.17 per Mcfe of production in the three and nine months ended September 30, 1999 represented a 9% decrease from the $1.28 per Mcfe average depletion rate during the three and nine months of 1998. The lower rate is principally due to the effects of a property impairment charge recorded in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and nine months ended September 30, 1999 were $1.3 million and $3.8 million, reflecting increases of $0.3 million, or 28%, and $1.0 million, or 34%, respectively, as compared to 1998. The increases resulted primarily from incremental costs incurred to manage our expanded operations in the Gulf of Mexico. Percentage increases in general and administrative expenses were smaller than increases in production, resulting in declines in general and administrative expenses per Mcfe produced, from $0.16 and $0.18 during the three and nine month periods ended September 30, 1998, to $0.15 in the three and nine month periods ended September 30, 1999.

STOCK COMPENSATION, NET. Stock compensation expenses for the three and nine months ended September 30, 1999 were $0.6 million and $1.4 million, reflecting increases of $0.4 million and $0.9 million, compared to the same periods of 1998. Grants of performance shares under Basin's equity incentive plan are required to be "marked-to-market." Accordingly, the increased expenses reflect, in part, an increase in the price of the Company's common stock from $12.56 per share at December 31, 1998 to $24.00 per share at September 30, 1999.

INTEREST EXPENSE. Interest expenses for the three and nine months ended September 30, 1999 totaled $0.1 million and $2.2 million, representing a decrease of $0.4 million, or 80%, and an increase of $0.9 million or 70%, respectively, as compared to 1998. The fluctuations were attributable to changes in average borrowings, average interest rates and amounts capitalized to unproved property costs in accordance with Statement of Financial Accounting Standards No. 34. During the three months ended September 30, 1999, Basin had average outstanding debt of $33.0 million, with an average effective interest rate of 6.3%, compared to average debt of $65.5 million and an average interest rate of 6.5% in the comparable 1998 period. During the nine months ended September 30, 1999, Basin had average outstanding debt of $71.8 million, with an average effective interest rate of 6.6%, compared to average debt of $45.0 million and an average interest rate of 6.6% in the comparable 1998 period. Interest costs of $0.4 million and $1.5 million were capitalized during the three and nine months ended September 30, 1999, as compared to $0.6 million and $1.0 million for the three and nine months ended September 30, 1998.

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

During June 1999, Basin realized net proceeds of approximately $66.6 million from the sale of 4.313 million shares of its common stock through an underwritten public offering. Initially, proceeds from this equity sale were used to repay a portion of debt outstanding under the Credit Facility. However, with the net proceeds from the stock offering and approximately $9 million realized from asset sales in the first half of 1999, we increased our 1999 budget for exploration and development from $65 million to $95 million. We estimate that this budget expansion will enable us to increase our exploratory drilling activities during the year by approximately 50% compared to planned activities under our initial 1999 budget, and compared to our drilling activity during 1998. Although we also pursue acquisitions of properties with proved and probable reserves as an integral part of our overall business strategy, we do not budget for such transactions. We plan to continue to monitor and potentially adjust our budget to reflect changes in the general business environment, variances from assumptions, or specific business opportunities.

Net cash provided by operations before changes in working capital totaled $38.0 million during the nine months ended September 30, 1999, including $14.9 million related to the most recent fiscal quarter. Other sources of funds during the first nine months of 1999 included $67.1 million of proceeds from issuances of common stock and $10.6 million of asset sales. Funds were utilized for accrual-basis capital expenditures of $57.3 million, net repayment of $51.2 million of debt, and a $7.6 million increase in net working capital. As of September 30, 1999, the Company had a working capital deficit of approximately $5.6 million, long-term debt of $29.0 million, and stockholders' equity of $171.1 million. The borrowing base presently established under our Credit Facility is $90 million, of which $61 million was unutilized as of September 30, 1999.

PRODUCTION. Our cash flow from operations is generally determined by our production level and oil and gas prices. Since 1996, we have made significant investments to initiate and then expand our operations in the Gulf of Mexico. These investments have resulted in an increase in our production from an average of 11.2 MMcfe per day in the second quarter of 1997, prior to commencement of Gulf of Mexico production, to an average of 101.9 MMcfe per day in the second quarter of 1999 and 91.8 MMcfe per day in the third quarter of 1999. The decrease in production from the second quarter of 1999 to the third quarter of the year was principally attributable to natural decline rates only partially offset by initial contributions from additional properties, and unanticipated reductions in production from three high-rate properties due to mechanical problems. One mechanical problem, a pipeline leak, was repaired during the third quarter. We expect to address another, related to a casing cement failure, through drilling a side-track well late in the current quarter or in early 2000. The third mechanical issue related to production of reservoir sand along with natural gas and condensate, and resulted in an elective reduction of the well's production rate that successfully eliminated the sand production. We expect our average production rate in the fourth quarter of 1999 to be approximately at the level we reported for the third quarter of the year, provided no unanticipated production disruptions or rate reductions occur. We anticipate achieving higher production rates next year, based primarily on expected contributions from properties with proved reserves that are currently either producing or under development, and also on anticipated additions from continuing exploration activity. See "Forward Looking Statements" for a description of the kinds of risks that would cause such results not to occur.

As of November 1, 1999, we owned interests in 25 properties in the Gulf of Mexico with proved reserves, including six that were under development for first production. One of the properties under development, Vermilion Block 83, is expected to begin producing from three wells later in November 1999. The remaining five properties presently under development are expected to have first production established at various times during the year 2000. Although we believe these projections are reasonable, there is no assurance that they will be met. See "Forward Looking Statements" for a description of certain risks that may impact our ability to achieve projected results.

MARKETING AND HEDGING TRANSACTIONS. Basin's production is generally sold under month-to-month contracts at prevailing prices. From time to time, however, as conditions are deemed to warrant, we have entered into hedging transactions or fixed price sales contracts for a portion of our oil and gas production. The purposes of these transactions are to limit Basin's exposure to future oil and gas price declines and to achieve a more predictable cash flow. However, such contracts may also limit the benefits we would realize if prices increase. Hedging transactions had the effect of decreasing oil and gas sales by $3.7 million, or $0.44 per Mcfe, in the three months ended September 30, 1999, as compared to increasing oil and gas sales by $1.7 million, or $0.28 per Mcfe, in the three months ended September 30, 1998. Hedging transactions had the effect of decreasing oil and gas sales by $3.2 million, or $0.13 per Mcfe, in the nine months ended September 30, 1999, as compared to increasing oil and gas sales by $2.7 million, or $0.17 per Mcfe, in the nine months ended September 30, 1998.

Through November 5, 1999, Basin had entered into the following fixed price swap and collar arrangements covering the period beginning October 1, 1999 (one MMBtu approximates one Mcf of gas). The positions shown are the net of hedging contracts entered into that contractually offset certain previously established swap arrangements at price levels that we anticipate will reduce revenue in the fourth quarter of 1999 by approximately $0.3 million.

                                     GAS SWAPS                               OIL COLLARS
                       ------------------------------------       --------------------------------
                         Average Daily        Average NYMEX       Average Daily         NYMEX               NYMEX
    Time Period         Volume (MMBtu)         Price/MMBtu        Volume (Bbl)     Floor Price/Bbl    Ceiling Price/Bbl
------------------     ---------------        -------------       -------------    ---------------    -----------------
  10/1/99-12/31/99           18,300                2.09               1,000               14.00             16.00

  1/1/00-12/31/00             3,300                2.15

  1/1/01-12/31/03            10,000                2.15


In addition, we have periodically entered into spread trades or options transactions related to oil or gas futures markets. Under a spread trade, fixed prices under a hedging contract are determined in the future by reference to the price of an underlying contract. Such positions may enable us to lock in favorable fixed prices for future hedging positions, but can also result in unfavorable fixed price contracts if the reference price declines. As of November 5, 1999, Basin had an outstanding gas spread trade that provides for a fixed price for 10,000 MMBtu per day for the period of March 2000 through October 2000 to be established in the future, when so elected by Basin, at a price equal to the New York Mercantile Exchange February 2000 contract price less $0.41. As of November 5, 1999, we had also sold the following call options: 20,000 MMBtu of gas per day for the period from October 1999 through November 1999, at a strike price of $1.95 per MMBtu; 10,000 MMBtu of gas per day for the period from October 1999 through December 2001, at an average strike price of $2.50 per MMBtu; and 1,000 barrels of oil per day for the period from October 1999 through December 1999, at a strike price of $16.75 per barrel.

REVOLVING LINE OF CREDIT. Effective January 1, 1999, and as amended in October 1999, we entered into a Credit Facility with our bank group that provides for borrowings of up to $150 million. Interest rates applied to borrowings under the Credit Facility are determined by reference to the prime rate or LIBOR, at our election. A varying spread of 0% to 0.25% is added to the prime rate, or a spread of 0.75% to 1.5% is added to LIBOR, based on our facility usage ratio. Our Credit Facility contains various covenants, including limitations on our ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to our Credit Facility, substantially all of our producing properties are subject to mortgages in favor of the banks and our remaining properties are subject to a negative pledge.

Our Credit Facility provides for borrowings to be revolving loans until November 30, 2001, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the Credit Facility is amended. The borrowing base under the Credit Facility is scheduled to be re-determined at six-month intervals until the revolving loan is converted into a term loan. The borrowing base is currently established at $90 million and the next re-determination of the borrowing base under the Credit Facility is scheduled to occur as of December 1, 1999. Borrowing base re-determinations conducted by the bank group reflect a number of estimates and assumptions including, but not limited to, future production from Basin's proved properties, risk factors for estimates of proved reserves, future oil and gas prices, future operating and development costs, and future interest rates. Changes in such estimates and assumptions can significantly impact the size of the borrowing base established by the banks. Because these factors will be influenced by future events that cannot be forecast with certitude, we cannot predict what level of borrowing base will be established at any future determination date.

The weighted average interest rate on borrowings outstanding under the Credit Facility at September 30, 1999 was 6.1%. Our annual interest costs will fluctuate based upon changes in short-term interest rates and borrowings outstanding. Assuming debt outstanding remained unchanged from the amount outstanding at September 30, 1999, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $0.2 million, before amounts capitalized. As the interest rate is variable and is reflective of current market conditions, the carrying value of Basin's debt approximates its fair value.

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

Basin's initial budget for 1999 provided for capital investments of approximately $65 million, subject to an increase for proceeds from anticipated asset sales. With realization of net proceeds from the equity offering completed in June 1999 and from asset sales, at mid-year we increased our 1999 exploration and development budget to $95 million. Given lower costs for oil field services in 1999 compared to 1998, and lower planned current year investments to acquire prospect leaseholds, we expect our expanded budget to result in significantly greater drilling activity in 1999 than in 1998, when our capital expenditures totaled $107 million. Our current 1999 budget primarily provides for:

- development of seven Gulf of Mexico properties with one or more discovery wells that had not yet commenced sustained production at the end of 1998;

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

We also intend to pursue acquisitions of properties with proved and probable reserves as an integral part of our overall business strategy, with the expectation that these efforts will result in significant investment activity over time. At this time, no portion of our 1999 budget has been specifically allocated for acquisitions of proved properties. If such a transaction is executed in the future, it may require a re-allocation of funds from other planned activities and/or external financing.

During the first nine months of 1999, Basin's accrual-basis capital expenditures totaled approximately $57.3 million. Such investments were primarily for development of several Gulf of Mexico properties on which discovery wells were drilled during the prior year, participation in drilling 16 (7.4 net) Gulf of Mexico wells and four (1.2 net) onshore exploratory wells (including wells in progress at period-end), related completion costs on twelve (5.0 net) of the Gulf of Mexico wells and one (0.6 net) onshore well, and acquisitions of additional Gulf of Mexico 3-D seismic data and leasehold interests.

Preliminarily, we anticipate establishing a budget for exploration and development activities in year 2000 at a level comparable to our budget for 1999. We expect to be able to fund our planned exploration and development activities during the balance of 1999 and in year 2000 primarily utilizing cash flow, working capital, and additional borrowings under the Credit Facility. However, the amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within Basin's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. Basin's planned capital expenditures are also based on estimates regarding availability of capital that depend on assumptions and estimates regarding production, oil and gas prices, and borrowing base re-determinations under our Credit Facility. Due to these uncertainties, our actual capital expenditures may vary significantly and funding sources may differ from current expectations. See "Forward Looking Statements."

YEAR 2000 READINESS DISCLOSURE AND STATEMENT

Readers are cautioned that the forward-looking statements contained in the following Year 2000 discussion should be read in conjunction with Basin's disclosures under the heading "Summary--Forward-Looking Statements."

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

We have completed an assessment of our information technology systems to determine whether they are Year 2000 compliant. The licensors of both our core financial, land and operations software system and the underlying operating system have certified that such software is Year 2000 compliant. Our Gulf of Mexico seismic data interpretation software system has been upgraded to software that has been represented to be Year 2000 tested. Basin will be upgrading our reservoir economics software in the first quarter of 2000 with a Year 2000 compliant-system. We do not expect any impact on the functionality of our existing reservoir economics system from Year 2000-related issues because we will not be using any 2000 production data before the upgrade is complete and because we understand that industry has tested the existing system adequately to confirm the absence of Year 2000 issues. Additionally, we have assessed other less critical information technology systems and we believe them to be compliant.

We also rely on non-information technology systems, such as office telephones, facsimile machines, HVAC systems and elevators in our leased offices, security systems, and automated measuring equipment on platforms and other production facilities, which may have embedded technology such as micro-controllers. Department heads and managers have identified those non-information technology systems that may be susceptible to failure or impairment by reason of Year 2000 problems and that are potentially critical to our operations and business continuity. Based on that review, Basin has sent written inquiries to the suppliers of those systems to determine the status of their Year 2000 compliance. Our communications systems vendors, and the property managers of our Houston and

Denver office buildings, have reported their systems to be Year 2000 compliant, although the Houston building is still awaiting results of an outside audit to confirm their internal analysis. We have received responses from virtually all vendors of non-information technology systems that may affect our production operations, and on the basis of those responses believe those systems to be compliant.

We have sent written inquiries to our significant suppliers, customers (i.e., production purchasers and transporters), banks, government agencies, benefit plan providers, and others with whom we have significant business relationships to determine the extent to which we are vulnerable to those third parties' failure to correct their own Year 2000 issues. For Gulf of Mexico and onshore operations these include representative vendors and suppliers who could supply necessary goods and services to maintain our production operations and continue any ongoing or planned drilling activities. As of the date of this report, the following summarizes the responses we have received:

         (a) We sent inquiries for Gulf of Mexico operations to 115 vendors and 114 have responded with written or verbal confirmation that they are Year 2000 compliant. Most qualify that statement with the caveat that they cannot certify the compliance of their material third-party business partners, although all have confirmed their communication with those partners and their receipt of some degree of assurance from them. The Minerals Management Service of the United States Department of the Interior, which is the primary permitting and supervisory agency over our Gulf of Mexico operations, has reported that it is Year 2000 compliant.

         (b) For onshore operations we sent inquiries to 22 representative vendors and suppliers and all have responded with confirmation that they are Year 2000 compliant. We are continuing to inquire of various government agencies having jurisdiction over our operations to confirm their compliance.

         (c) We sent 35 inquiries to production purchasers and pipeline companies with whom we are currently doing business or expect to do business with respect to the gathering, treatment, processing, and marketing of our production, and we have received 30 responses confirming either current Year 2000 compliant or anticipated compliance by late 1999. We are continuing to follow up with those that have not responded. All interstate pipelines have certified their compliance, subject, as with our vendors, to the assumption that the third-party systems on which they rely will be compliant. All the pipelines have extensive contingency plans and back-up systems in place to attempt to insure that production continues to flow and that communications continue uninterrupted. We are continuing to discuss Year 2000 readiness with our remaining customers to assess their compliance but believe that there is no purchaser of any material portion of our production that will not be Year 2000 compliant (subject always to the compliance of their business partners).

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

RISKS OF NON-COMPLIANCE AND CONTINGENCY PLANS. As indicated above, we do not expect Year 2000 issues to cause our information technology systems to have any material adverse impact on our business, operations or financial condition. We believe that the potential impact, if any, of our non-critical information technology systems not being Year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and should not impact our ability to continue exploration, drilling, production or sales activities. We are not able to predict at this time what the impact could be of non-information technology system failures but do not believe that there will be a material disruption of our operations.

In light of the responses we have received to date from our business partners, we do not believe there is a likelihood of a material impact on our operations, business, or financial condition from the failure of a business partner to be Year 2000 compliant. The most reasonably likely "worst case" impacts could be impairment of our ability to deliver our production to, or receive payment from, third parties gathering and/or purchasing our production from individual affected facilities; impairment of the ability of third-party suppliers or service companies to provide needed materials or services to our planned or ongoing operations, thereby necessitating deferral or shut-in of exploration, development or production operations; inability to execute financial transactions with our banks or other third parties whose systems fail or malfunction; or inability to process permit applications or operations plans with government agencies that may delay our ability to conduct planned activities. We have no reason to believe that any of these contingencies will occur or that our principal vendors, customers, and business partners will not be Year 2000 compliant.

Basin's gas production purchase contracts do not contain firm delivery obligations. Offshore production is generally delivered on an interruptible basis through monthly spot contracts, which permit deliveries to be interrupted for any reason. These contracts also permit purchasers to refuse to take contracted quantities for any reason, so disruption of a purchaser's system for Year 2000-related reasons could result in a purchaser's failure to take gas tendered by Basin. Either circumstance (i.e., failure of Basin to deliver or of a purchaser to take) should not result in contractual liability to cover the cost of acquiring replacement gas. Pipeline failure to any of Basin's offshore platforms would cause shut-in of Basin's production, since there would be no alternative available for transporting the gas.

Basin's material onshore gas contract does not commit specified volumes but only those that are produced, and it is the gas purchaser that owns the pipeline system into which most of this gas is delivered. Accordingly, whether a production failure is well-related or pipeline related should not in either event result in liability of Basin to the gas purchaser.

If Basin is unable to deliver gas offshore because of a failure of equipment on a platform, Basin could incur a daily imbalance penalty pursuant to pipeline tariff. However, electronic measuring equipment is generally owned and maintained by the pipeline, not by Basin, so a failure in such equipment should not expose Basin to penalty claims by the pipeline. Further, in most cases such penalties are calculated on a monthly basis, are not imposed for imbalances caused by force majeure circumstances, and can be avoided by prompt nomination revisions when problems become apparent. All of Basin's platforms are equipped with safety systems which will immediately shut-in production if any pipeline fails to function. Similarly, all platforms (except West Cameron Block 45, which is manned 24 hours a day) are equipped with alarm systems which are Year 2000 compliant and which will result in notification to Basin of any shut-in. Basin will have its marketing and operations personnel available and monitoring its platforms over the holiday weekend, and all pipelines and purchasers have indicated that they will similarly have personnel and back-up systems in place to prevent shut-ins, act quickly to alleviate interruptions, and insure continuity of communications. Accordingly, Basin expects to be able to respond quickly to any production interruption, which at a minimum will permit nomination changes if necessary to avoid imbalance penalties and will facilitate remedial action to restore production. Basin does not, therefore, expect to incur material imbalance penalties for production failures.

Basin does not use electronic meters to measure its gas production onshore, and thus there should be no disruption of gas measurement or any corresponding billing. Although electronic measuring equipment is used offshore, Basin's platforms are also equipped with mechanical check meters which can be used to provide integrated charts as alternative readings for the duration of electronic malfunction. Basin's contracts also permit billing based on nominations if actual measurements are not available. Accordingly, Basin does not expect its gas billings to be materially disrupted by Year 2000-related measurement problems. It is possible that purchaser payments could be delayed by failures in their internal systems, but Basin's material gas purchasers have confirmed to us their system readiness.

With respect to oil production, once again Basin does not have firm contractual delivery obligations and thus would not incur liability for failure to deliver volumes to a purchaser for Year 2000-related reasons. Basin's crude oil and condensate barrels are transported from offshore platforms to onshore delivery points via pipelines, and there is no alternative delivery system available if a pipeline shuts in. Because of the automatic shut-in system on Basin's platforms, no such pipeline shut-in should result in an oil spill, because production would cease. Onshore production is stored in tanks at the leases or at central field gathering points, which are emptied periodically by truck or pipeline. Basin plans to maximize its onshore crude oil deliveries within the last two weeks of the year to minimize the impact of any year-end disruption.

For crude oil and condensate production, Basin's mechanical platform meters and run tickets would provide adequate measurements for sales, although it is possible that payments could be delayed either because of the failure of purchaser payment systems or of third-party allocation systems.

With respect to the conduct of operations, Basin has received Year 2000 compliance assurances from vendors in all critical field categories and therefore does not expect to experience material disruptions. Nevertheless, to the extent feasible, Basin intends to minimize its operations at year-end, including drilling.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that any of these expectations will prove correct or that we will take any actions that may have been planned. Factors that could cause actual results to differ materially are described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report and also include, among others:

-      general economic conditions,
-      oil and gas price volatility,
-      our ability to find, acquire, market, develop and produce new properties,
-      the risks associated with acquisitions and exploration,
-      operating hazards attendant to the oil and gas business,
- downhole drilling and completion risks that are generally not recoverable from third parties or insurance,
- the shorter reserve life and steeper decline rate that generally characterize our Gulf of Mexico reserves in comparison to those of the Rocky Mountain region and other onshore areas,
- uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures,
- potential mechanical failure or underperformance of individually significant wells,
-      the strength and financial resources of our competitors,
-      Basin's ability to find and  retain skilled personnel,
-      climatic conditions,
-      availability of capital,
-      availability and cost of material and equipment,
-      delays in anticipated start-up dates,
-      environmental risks,
-      actions or inactions of third-party operators of Basin's properties,
-      regulatory developments, and
-      third-party Year 2000 compliance actions.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by the factors outlined above. The Company disclaims any obligation to update or revise any forward-looking statement in light of actual results or future events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to interest rate risk and commodity price risk is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Liquidity and Capital Resources -Marketing and hedging transactions" and "Liquidity and Capital Resources -Revolving line of credit". The Company has no exposure to foreign currency exchange rate risks or to any other market risks.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         (a) None

         (b) None

         (c) During the period covered by this report, Basin had no sales of securities that were not registered under the Securities Act of 1933, except the issuance of 21,911 shares of common stock pursuant to the cashless exercise of warrants issued by us on November 30, 1994 covering a total of 70,589 shares. Warrants covering a total of 97,473 shares of Basin common stock remain outstanding at September 30, 1999. The warrants expire on December 31, 1999. The warrants (and the shares issued pursuant to exercise of the warrants) were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relative to sales by an issuer not involving a public offering.

         (d) None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

      EXHIBIT
      NUMBER              DESCRIPTION OF EXHIBITS
      -------             -----------------------
       2.1    Agreement and Plan of Merger between Sterling Energy Corporation,
              Basin Energy, Inc. and Basin Exploration, Inc. dated October 13,
              1994(5)
       2.2    Plan of Merger between Basin Sterling, Inc. and Basin Exploration,
              Inc. dated November 22, 1994(5)
       2.3    Plan of Merger between Basin Operating Company and Basin
              Exploration, Inc. dated December 14, 1994.(7)
       3.1    Restated Certificate of Incorporation of Basin.(2)
       3.2    Restated Bylaws of Basin.(2)
       4.1    Common Stock Certificate of Basin.(2)
       10.1   Equity Incentive Plan as amended May 12, 1999.(15)
       10.2   Key Employee Participation Plan.(2)
       10.3   Employment Agreement dated March 31, 1992 by and between Basin and
              Michael S. Smith.(3)
       10.4   Gulf Coast Geoscientist Overriding Royalty Interest Plan as
              amended November 10, 1999.(1)
       10.5   Onshore Geoscientist Overriding Royalty Interest Plan dated August
              24, 1999.(1)
       10.6   Form of Rights Agreement dated as of February 24, 1996, between
              Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as
              Rights Agent.(8)
       10.7   Performance Shares Plan approved February 4, 1997.(10)
       10.8   Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(9)
       10.9   Amendment to Change of Control Employment Agreement dated June 2,
              1999 between Basin Exploration, Inc. and Howard L. Boigon.(15)
       10.10  Employment Agreement dated August 28, 1995 between Basin
              Exploration, Inc. and Samuel D. Winegrad.(9)
       10.11  Change of Control Agreement dated August 28, 1997 between Basin
              Exploration, Inc. and Samuel D. Winegrad.(15)
       10.12  Employment Agreement dated June 28, 1995 between Basin
              Exploration, Inc. and Neil L. Stenbuck.(9)
       10.13  Change of Control Agreement dated August 1, 1997 between Basin
              Exploration, Inc. and Neil L. Stenbuck.(1)
       10.14  Employment Agreement dated November 10, 1995 between Basin
              Exploration, Inc. and David A. Pustka.(9)
       10.15  Employment Agreement dated February 1, 1999, between Basin
              Exploration, Inc. and David A. Pustka.(14)
       10.16  Employment Agreement dated February 23, 1996 between Basin
              Exploration, Inc. and Thomas J. Corley.(10)
       10.17  Employment Agreement dated January 28, 1999, between Basin
              Exploration, Inc. and Patrick A. Jackson.(14)
       10.18  Assignment and Assumption of Lease dated December 18, 1995 by and between Team, Inc., as original Tenant, Basin Exploration, Inc., as New Tenant, and FC Tower Property Partners, LP, as Landlord.(8)

       10.19  Lease of Office Space dated September 25, 1992, between Brookfield
              Republic Inc. and Basin Operating Company, as amended(4)+
       10.20  First Lease of Additional Office Space dated as of December 1,
              1994, between Brookfield Republic, Inc. and Basin Operating
              Company.(6)+
       10.21  Order of the United States Bankruptcy Court for the Southern
              District of Texas Corpus Christi Division, dated November 18,
              1997, with exhibits, including the Agreement of Purchase and
              Sale.(11)
       10.22  Second Amendment of Amended and Restated Credit Agreement dated
              August 6, 1996 between the Company and Colorado National Bank,
              Union Bank of California, N.A. and NationsBank of Texas, N.A.
              dated November 1, 1997(11)
       10.23  Third Amendment of Amended and Restated Credit Agreement dated
              August 6, 1996 between the Company and U.S. Bank National
              Association, Union Bank of California, N.A. and NationsBank of
              Texas, N.A. dated April 30, 1998(12)
       10.24  Fourth Amendment of Amended and Restated Credit Agreement dated
              August 6, 1996 between the Company and U.S. Bank National
              Association, Union Bank of California, N.A. and NationsBank, N.A.,
              dated August 20, 1998(14)
       10.25  Amended and Restated Credit Agreement dated January 1, 1999 among the Company and NationsBank, N.A., U.S. Bank National Association
              and Union Bank of California, N.A.(14)
       10.26  First Amendment of Amended and Restated Credit Agreement dated
              July 1, 1999 among the Company, NationsBank, N.A., U.S. Bank
              National Association and Union Bank of California, N.A.(15)
       10.27  Second Amendment of Amended and Restated Credit Agreement dated
              October 15, 1999 among the Company and U.S. Bank National
              Association, Union Bank of California, Toronto Dominion (Texas),
              Inc. and Bank of America National Trust and Savings Association.(1)
       27     Financial Data Schedule(1)


              1      Filed herewith.
              2      Filed as an Exhibit to Basin's Registration Statement on
                     Form S-1 as filed on March 17, 1992, Registration No.
                     33-46486, and incorporated herein by reference.
              3      Filed as an Exhibit to Amendment No. 1 to Basin's
                     Registration Statement on Form S-1 as filed on April 21,
                     1992, Registration No. 33-46486, and incorporated herein by reference.
              4      Filed as an Exhibit to Basin's Registration Statement on
                     Form S-1 as filed on October 25, 1993, Registration No.
                     33-70802, and incorporated herein by reference.
              5      Filed as an Exhibit to Form 8-K filed on December 10, 1994, and incorporated herein by reference.
              6      Filed as an Exhibit to Form 10-K/A-1 filed on June 26, 1995 and incorporated herein by reference.
              7      Filed as an Exhibit to Form 10-K filed on March 28, 1995,
                     and incorporated herein by reference.
              8      Filed as an Exhibit to Form 8-K filed on February 26, 1996, and incorporated herein by reference.
              9      Filed as an Exhibit to Form 10-K filed on March 28, 1996,
                     and incorporated herein by reference.
              10     Filed as an Exhibit to Form 10-K filed on March 31, 1997,
                     and incorporated herein by reference.
              11     Filed as an Exhibit to Form 8-K filed on December 11, 1997, and incorporated herein by reference.

              12 Filed as an Exhibit to Form 10-Q filed on May 14, 1998, and incorporated herein by reference.
              13 Filed as an Exhibit to Form 10-Q filed on November 13, 1998, and incorporated herein by reference.
              14 Filed as an Exhibit to Form 10-K filed on March 30, 1999, and incorporated herein by reference.
              15 Filed as an Exhibit to Form 10-Q filed on August 16, 1999, and incorporated herein by reference.
              + Confidential treatment has been granted for portions of these Exhibits.

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


                                       BASIN EXPLORATION, INC.
                                       -----------------------
                                       (Registrant)


Date: November 12, 1999                By: /s/ Neil L. Stenbuck
                                          ---------------------------
                                          Neil L. Stenbuck
                                          Chief Financial Officer



Date: November 12, 1999                By: /s/ James A. Tuell
                                          ---------------------------
                                          James A. Tuell
                                          Controller and
                                          Chief Accounting Officer