Form 10-Q
period 2000-03-31
BASIN EXPLORATION INC
filed 2000-05-15
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                         Commission File Number 0-20125

                             BASIN EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               84-1143307
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

              1670 BROADWAY, SUITE 2800, DENVER, CO      80202
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

                                                     YES _X_  NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.
                                                  Outstanding at
                   Class                          April 30, 2000
         ----------------------------           -----------------
         Common stock, $.01 par value           18,517,000 shares

                             BASIN EXPLORATION, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION                                            PAGE

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              December 31, 1999 and March 31, 2000........................     3

              Consolidated Statements of Operations for the
              three months ended March 31, 1999 and 2000..................     5

              Consolidated Statements of Changes in
              Stockholders' Equity........................................     6

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 1999 and 2000..................     7

              Notes to Consolidated Financial Statements..................     8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................     9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..    17

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................    17

     Item 2.  Changes in Securities and Use of Proceeds...................    17

     Item 3.  Defaults Upon Senior Securities.............................    17

     Item 4.  Submission of Matters to a Vote of Security Holders.........    17

     Item 5.  Other Information...........................................    17

     Item 6.  Exhibits and Reports on Form 8-K............................    17


SIGNATURES................................................................    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS
(In thousands)
                                               December 31,          March 31,
                                                   1999                 2000
                                               -------------      -------------
CURRENT ASSETS
     Cash and equivalents                      $       3,777      $       1,194
     Accounts receivable                              20,332             16,121
     Prepaids and other                                4,739              3,498
                                               -------------      -------------

                                                      28,848             20,813
                                               -------------      -------------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, under the full
       cost method of accounting
         Proved                                      343,872            360,794
         Unproved                                     26,567             31,429
     Less accumulated depreciation,
       depletion and amortization                   (152,234)          (162,542)
                                               --------------     --------------

                                                     218,205            229,681
     Furniture and equipment, net                      1,354              1,305
                                               -------------      -------------
                                                     219,559            230,986
                                               -------------      -------------

OTHER ASSETS                                             498              1,050
                                               -------------      -------------

                                               $     248,905      $     252,849
                                               =============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)                December 31,         March 31,
                                                     1999                2000
                                                 -------------     -------------
CURRENT LIABILITIES:
     Accounts payable                            $      12,187     $      12,490
     Accrued liabilities                                27,039            18,302
                                                 -------------     -------------

                                                        39,226            30,792
                                                 -------------     -------------

LONG-TERM DEBT, net of current portion                  34,000            40,000

OTHER LONG-TERM OBLIGATIONS                                516               187

DEFERRED INCOME TAXES                                        -             1,073

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per
      share; 10,000,000 shares authorized,
       no shares issued and outstanding                      -                 -
     Common stock, par value $.01 per
       share, 50,000,000 shares authorized,
       18,460,000 and 18,506,000 shares
       issued, respectively                                185               185
     Additional paid-in capital                        179,430           178,737
     Retained earnings (accumulated deficit)            (4,452)            1,875
                                                 -------------     -------------

                                                       175,163           180,797
                                                 -------------     -------------

                                                 $     248,905     $     252,849
                                                 =============     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Three Months Ended
                                                                      March 31,
    (In thousands, except per share data)                    1999                 2000
                                                         -------------       -------------
    REVENUE:

    Oil sales                                            $       2,246       $       6,461

    Gas sales                                                   10,796              16,241

    Interest and other                                              13                  27
                                                         -------------       -------------
                                                                13,055              22,729
                                                         -------------       -------------

    COSTS AND EXPENSES:

    Lease operating expenses                                     2,455               2,909

    Production taxes                                                76                 461

    Depreciation, depletion and amortization                     8,546              10,491

    General and administrative, net                              1,173               1,355

    Stock compensation, net                                        254                 (70)

    Interest expense                                               949                 183
                                                         -------------       -------------

                                                                13,453              15,329
                                                         -------------       -------------

    INCOME (LOSS) BEFORE INCOME TAXES                             (398)              7,400

    Income tax provision                                             -               1,073
                                                         -------------       -------------

    NET INCOME (LOSS)                                    $        (398)      $       6,327
                                                         =============       =============

    BASIC:
      Earnings (loss) per share:                         $       (0.03)      $        0.34
      Weighted average shares outstanding                       13,973              18,478

    DILUTED:
      Earnings (loss) per share                          $       (0.03)      $        0.34
      Weighted average shares outstanding                       13,973              18,683


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    RETAINED
                                                            ADDITIONAL                              EARNINGS              TOTAL
                                        COMMON STOCK         PAID-IN         TREASURY STOCK       (ACCUMULATED        STOCKHOLDERS
(In thousands)                        SHARES     AMOUNT      CAPITAL       SHARES     AMOUNT        DEFICIT)             EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1999            14,151    $   142    $  113,136        (186)   $(2,571)    $     (16,488)         $ 94,219

Issuance of common stock              4,433         44        67,939           -          -                -             67,983

Common stock offering costs               -          -          (465)          -          -                -               (465)

Exercise of warrants for
  common stock                          123          1         1,715         (86)    (1,716)               -                  -

Purchase of treasury stock                -          -             -         (30)      (669)               -               (669)

Issuance and vesting of
  restricted stock                       55          1         2,058           -          -                -              2,059

Retirement of treasury stock           (302)        (3)       (4,953)        302      4,956                -                  -

Net income                                -          -             -           -          -            12,036            12,036
                                 ---------------------------------------------------------------------------------------------------

BALANCES, December 31,  1999         18,460        185       179,430           -          -            (4,452)          175,163

Issuance of common stock                 10          -            64           -          -                -                 64

Purchase of treasury stock                -          -             -         (42)      (648)               -               (648)

Issuance and vesting of
  restricted stock                       78          1          (110)          -          -                -               (109)

Retirement of treasury stock            (42)        (1)         (647)         42        648                -                  -

Net income                                -          -             -           -          -             6,327             6,327
                                 ---------------------------------------------------------------------------------------------------

BALANCES, March 31, 1999             18,506    $   185    $  178,737           -          -     $       1,875          $180,797
                                 ===================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended
                                                                              March 31,
(In thousands)                                                        1999                2000
                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                          $       (398)       $      6,327
       Adjustments to reconcile net income (loss) to
       net cash provided by operating activities -
         Depreciation, depletion and amortization                        8,546              10,491
         Deferred income tax expense                                         -               1,073
         Stock compensation expense                                        254                 (70)
         Amortization of debt issuance costs and other                      16                  19
                                                                  ------------        ------------
                                                                         8,418              17,840
         Changes in operating assets and liabilities -
           Decrease (increase) in -
              Receivables                                                  809               4,212
              Prepaids and other                                          (939)              1,276
           (Decrease) increase in -
              Accounts payable and accrued liabilities                   2,986              (4,545)
                                                                  ------------        ------------
         Net cash provided by operating activities                      11,274              18,783
                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital additions                                               (23,977)            (28,021)
       Deposits on offshore leases                                        (566)               (607)
       Proceeds from sale of property and equipment                      2,438               1,846
                                                                  ------------        ------------
         Net cash used in investing activities                         (22,105)            (26,782)
                                                                  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt                   23,500              23,000
       Principle payments on notes payable and long-term debt          (12,602)            (17,000)
       Proceeds from sale of stock                                          62                  64
       Purchase of treasury stock                                            -                (648)
       Debt issuance costs and other                                      (440)                  -
                                                                  -------------       ------------
         Net cash provided by financing activities                      10,520               5,416
                                                                  ------------        ------------

DECREASE IN CASH AND EQUIVALENTS                                          (311)             (2,583)
CASH AND EQUIVALENTS, beginning of period                                  331               3,777
                                                                  ------------        ------------
CASH AND EQUIVALENTS, end of period                              $          20       $       1,194
                                                                  ============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                    $         803       $          99
                                                                  ============       =============
       Cash paid for income taxes                                $           -       $           -
                                                                  ============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries as of March 31, 2000, and the results of operations and cash flows for the three-month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with Basin's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that, unless specific hedge accounting criteria are met, every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair market value be recognized currently in earnings. SFAS 133 is effective for Basin as of January 1, 2001, but early adoption is allowed. We have not yet quantified the impacts of adopting SFAS 133 or determined the timing or method of adoption. However, Statement 133 could increase volatility in earnings and other comprehensive income.

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

We commenced operations in 1981 and completed an initial public offering of common stock in 1992. From our inception through 1991, we primarily acquired and developed properties in the Denver- Julesberg Basin in eastern Colorado. In 1992, we began expanding into other areas within the Rocky Mountain region and initiated exploration activities. In 1996, we sold our D-J Basin properties, representing approximately two-thirds of our oil and gas properties at that time, for $123.5 million and initiated operations in the Gulf of Mexico.

Since that time, Basin's principal activities have related to property acquisitions, exploratory drilling and property development in the shallow waters of the Outer Continenetal Shelf in the Gulf of Mexico. To a lesser extent, we have conducted similar activities in the Rocky Mountain region, primarily in the Green River and Powder River Basins in Wyoming, and, beginning in 1999, in the onshore Gulf Coast areas of Louisiana and Texas. During the first three months of 2000, we participated in six exploratory wells and two development wells in the Gulf of Mexico, including wells in progress at period end. Three of these wells are still under evaluation. Of the five evaluated wells, we have completed or plan to complete four wells, including two of the exploratory wells and both of the development wells.

RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding results of operations for the periods presented.

      Quarter Ended                                  March 31,    March 31,
      ------------------------------------------------------------------------
                                                       1999          2000
      ------------------------------------------------------------------------
      PRODUCTION:
         Oil (MBBL)                                        165           235
         Gas (MMCF)                                      5,803         6,498
         Total gas equivalents (MMCFE)                   6,793         7,908

      AVERAGE REALIZED SALES PRICE:
         Oil (PER BBL)                               $   13.58      $  27.45
         Gas (PER MCF)                               $    1.86      $   2.50
         Total gas equivalents (PER MCFE)            $    1.92      $   2.87

      REVENUE (IN THOUSANDS):
         Oil sales                                   $   2,246      $  6,461
         Gas sales                                   $  10,796      $ 16,241
         Total oil and gas sales                     $  13,042      $ 22,702

      EXPENSES (PER MCFE):
         Lease operating expenses                    $    0.36      $   0.37
         Production taxes                            $    0.01      $   0.06
         Depreciation, depletion and amortization    $    1.26      $   1.33
         General and administrative, net             $    0.17      $   0.17

REVENUE. Oil and gas sales revenue for the three months ended March 31, 2000 totaled $22.7 million, representing an increase of $9.7 million, or 74%, compared to the first quarter of 1999. This growth was achieved on a 16% increase in net oil and gas production and a 49% increase in unit prices, based on net equivalent unit measures. Increases in production were primarily attributable to new fields brought on-line in the shallow-water Gulf of Mexico during the past year as the result of the company's active drilling program in the area. During the three months ended March 31, 2000, we obtained production from 20 GOM properties, compared to 13 in the prior-year period. On an energy equivalent basis, gas accounted for 82% of our production in the first quarter of 2000, compared to 85% of our production in the first quarter of 1999. See "Liquidity and Capital Resources" for additional discussion of the Company's oil and gas production. Hedging transactions had the effect of increasing oil and gas sales by $1.4 million, or $0.20 per Mcfe, in the three-month period ended March 31, 1999, while decreasing oil and gas sales by $0.3 million, or $0.04 per Mcfe, in the three-month period ended March 31, 2000.

LEASE OPERATING EXPENSES. Due to an increased number of producing properties and higher production levels, lease operating expenses for the three months ended March 31, 2000 increased by $0.5 million, or 18%, from the amount reported for the comparable period in the prior year. Lease operating expenses per Mcfe produced increased only slightly, from $0.36 in the quarter ended March 31, 1999 to $0.37 during the three months ended March 31, 2000.

PRODUCTION TAXES. Production taxes for the three months ended March 31, 2000 were $0.5 million, representing an increase of $0.4 million compared to 1999, due to increased revenues from onshore properties, as the result of higher oil and gas prices and increased production. Production taxes as a percentage of oil and gas sales for the three months ended March 31, 2000 were 2.0%, compared to 0.6% in 1999, due to a greater portion of our sales in 2000 attributable to Rocky Mountain properties. Sales from Gulf of Mexico properties in federal waters offshore are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three months ended March 31, 2000 totaled $10.5 million, representing an increase of $1.9 million, or 23%, compared to 1999. The increase was attributable to the 16% growth in production volumes in 2000, compared to 1999, and to an increase in the per-unit depletion rate. The depletion rate of $1.30 per Mcfe produced in the three months ended March 31, 2000 was 6% greater than the $1.23 per Mcfe average depletion rate during the first quarter of 1999. The higher depletion rate in the first quarter of the year 2000 reflects reserve additions at a higher average cost than our adjusted historical average subsequent to recording a property impairment charge in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expense for the three months ended March 31, 2000 was $1.4 million, representing an increase of $0.2 million, or 16%, compared to the first quarter of 1999. The increase resulted primarily from incremental costs incurred to manage expanded operations in the Gulf of Mexico. General and administrative expense increased at a rate comparable to that of production, resulting in general and administrative expense per Mcfe produced of $0.17 in both 1999 and 2000.

STOCK COMPENSATION, NET. Stock compensation expense for the three months ended March 31, 2000, net of amounts capitalized, was a credit of $0.1 million, representing a decrease of $0.3 million compared to the first quarter of 1999. Stock compensation expense relates to annual grants to employees of restricted stock, including shares awarded to senior management that will be earned only if certain performance measures are achieved by Basin. Expense is recognized based on vesting schedules, projections of performance, and changes in the price of our common stock during applicable vesting periods. The credit reflects the effects of a lower common stock price at the end of the first quarter of 2000 than at the beginning of the period.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 totaled $0.2 million, representing a decrease of $0.8 million, or 81%, compared to the first quarter of 1999. The variance was attributable to a decrease in average borrowings offset by an increase in average effective interest rates. During the quarter ended March 31, 2000, Basin had average outstanding debt of $38.8 million, with an average effective interest rate of 7.3%, compared to average debt of $88.5 million and an average interest rate of 6.8% in the comparable 1999 period. Interest expense in 1999 and 2000 excludes $0.6 million and $0.5 million, respectively, of interest capitalized to unproved property costs in accordance with Statement of Financial Accounting Standards No. 34.

INCOME TAX BENEFIT (PROVISION). No net income tax benefit was recognized in 1999 due to an equivalent increase in a deferred tax asset valuation allowance. Basin's provision for income taxes in the first quarter of 2000 benefited from the utilization of the $1.5 million deferred tax asset valuation allowance remaining at December 31, 1999. No such deferred asset remains at March 31, 2000, so Basin's effective tax rate in future periods should generally approximate its statutory rate, which currently is 35%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Basin's principal sources of capital have been cash flow from operations, borrowings under a revolving line of credit, proceeds from asset sales, and proceeds from sales of common stock. Our principal uses of capital have been for the exploration, acquisition, and development of oil and gas properties.

Basin's gross accrual-basis capital expenditures during the first three months of 2000 totaled approximately $23.8 million. Net capital expenditures totaled approximately $21.9 million, after reflecting recoupments from partners of $1.9 million from sales of partial interests in prospects. Our principal sources of funds in the first quarter of 2000 were $17.8 million of net cash provided by operations before changes in working capital, and $6.0 million of net proceeds from borrowings under our revolving line of credit. At March 31, 2000, we had a working capital deficit of approximately $10.0 million and long-term debt outstanding under our revolving line of credit of $40.0 million. The borrowing base established under our revolving line of credit is currently $90 million.

PRODUCTION AND CASH FLOW. Our cash flow from operations is generally determined primarily by our production level and realized oil and gas prices. During the first three months of 2000, we produced approximately 7.9 Bcfe of oil and gas and realized prices averaging $2.87 per Mcfe.

As of March 31, 2000, we owned interests in six Gulf of Mexico fields under development for initial production. We expect two of these, Vermilion Block 267 and Mississippi Canyon Block 110, to commence production later in the current period, but we do not expect them to be on-line for a sufficient portion of the second quarter of 2000 to fully offset projected depletion-related declines on other properties. As a result, we estimate that our production will decline modestly in the second quarter from the first quarter level, but will increase in the third and fourth quarters of this year, as greater contributions are received from these two fields and from three additional fields that are expected to begin producing in the third quarter of 2000. For the full year, we estimate that our net production will total at least 34.5 Bcfe, compared to 32.5 Bcfe produced in 1999, and that we will continue to realize higher average net oil and gas prices than in 1999, when our prices received averaged $2.20 per McFe. Actual realization of the production increases projected for 2000 will be dependent upon meeting scheduled dates for commencement of production from wells not yet on-line at the end of March 2000, and upon achieving projected performance from major wells, including certain wells with little or no production history. Although management and Basin's independent petroleum engineering consultants believe the projections are reasonable, there is no assurance that they will be met. See "Forward-Looking Statements" for a description of certain risks that may impact our ability to achieve projected production levels. We currently have oil and gas hedging contracts in effect covering approximately 7.3 Bcfe of production during the remainder of 2000, at NYMEX prices averaging a minimum of $2.78 per Mcfe, as summarized below. We will receive prevailing market prices at the time of sale for the remainder of our production, subject to entering into additional hedging arrangements in the future.

 MARKETING AND HEDGING TRANSACTIONS. Basin's production is generally sold under month-to-month contracts at prevailing prices. From time-to-time, however, as we think conditions warrant, we have entered into hedging transactions or fixed price sales contracts for a portion of our oil and gas production. The purposes of these transactions are to limit Basin's exposure to future oil and gas price declines and achieve a more predictable cash flow, and to take advantage of prices that we view as attractive. However, such contracts also limit the benefits we would realize if prices increase. Hedging transactions had the effect of increasing oil and gas sales by $1.4 million, or $0.20 per Mcfe, in the three-month period ended March 31, 1999, while decreasing oil and gas sales by $0.3 million, or $0.04 per Mcfe, in the three-month period ended March 31, 2000.

Through May 12, 2000, Basin had entered into the following fixed price swap and collar arrangements covering the period beginning April 1, 2000 (one MMBtu approximates one Mcf of natural gas):

----------------------------------------------------------------------------------------------------------------------
                              OIL SWAPS                   GAS SWAPS                        GAS COLLARS
----------------------------------------------------------------------------------------------------------------------
                    Average Daily       NYMEX       Average      NYMEX   Average Daily     NYMEX          NYMEX
   Time Period      Volume (Bbl)      Price/Bbl      Daily      Price/      Volume         Floor         Ceiling
                                                     Volume      MMBtu      (MMBtu)     Price/MMBtu    Price/MMBtu
                                                    (MMBtu)
----------------------------------------------------------------------------------------------------------------------
04/1/00-06/30/00        1,000           25.13         6,700      3.00        6,700         2.80            3.20
----------------------------------------------------------------------------------------------------------------------
07/1/00-09/30/00                                     10,000      3.00       10,000         2.80            3.20
----------------------------------------------------------------------------------------------------------------------
10/1/00-12/31/00                                      6,600      2.15          300         2.80            3.20
----------------------------------------------------------------------------------------------------------------------
01/1/01-12/31/03                                     10,000      2.15
----------------------------------------------------------------------------------------------------------------------

As of May 12, 2000, Basin had also sold call options covering 10,000 MMBtu of gas per day for the period from April 2000 through December 2001, at an average strike price of $2.50 per MMBtu.

REVOLVING LINE OF CREDIT. Effective January 1, 1999, and as subsequently amended, we entered into a credit agreement with our bank group that provides for borrowings of up to $150 million. The maximum amount that we can draw is limited to the borrowing base that is periodically established by the bank group. Interest rates applied to borrowings under the credit agreement are determined by reference to the prime rate or LIBOR, at our election. A varying spread of 0% to 0.25% is added to the prime rate, or a spread of 0.75% to 1.5% is applied to LIBOR, based upon our facility usage ratio. Our credit agreement contains various covenants, including limitations on our ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to our credit agreement, substantially all of our producing properties are subject to mortgages in favor of the banks and our remaining properties are subject to a negative pledge.

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

The weighted average interest rate on borrowings outstanding under the credit agreement at March 31, 2000 was 6.7%. Our annual interest costs will fluctuate based upon changes in short-term interest rates and borrowings outstanding. Assuming debt outstanding during 2000 remained unchanged from the amount outstanding at March 31, 2000, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $0.3 million, before amounts capitalized. As the interest rate is variable and is reflective of current market conditions, the carrying value of Basin's debt approximates its fair value.

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

CAPITAL EXPENDITURES. Our capital expenditures are generally discretionary and activity levels are determined by a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition. Since the beginning of 1996, we have largely focused our exploration activities in the shallow waters of the Gulf of Mexico, primarily off the coast of Louisiana. During the second half of 1998 we began to direct a relatively small portion of our exploration budget toward onshore projects. In addition to our exploration activities, we also pursue property acquisition opportunities in the vicinity of our Gulf of Mexico exploration operations, in the Rocky Mountain region where we have an existing base of proved reserves and producing wells, and in certain other major domestic producing basins where we believe significant upside potential exists.

Basin's gross capital expenditures during the three months ended March 31, 2000 totaled approximately $23.8 million. Our net capital expenditures totaled approximately $21.9 million, after reflecting $1.9 million of proceeds from asset sales. Gulf of Mexico operations accounted for approximately 83% of our aggregate gross capital investments. These investments principally related to the ongoing development of six properties with productive wells drilled in earlier periods, participation in the drilling of eight wells, development costs related to four of the five evaluated wells that were successful, and costs related to identification and acquisition of exploratory prospects. At the March 2000 federal Central Gulf of Mexico lease sale, we also submitted deposits totaling $1.1 million related to ten apparent winning bids aggregating $5.4 million. The Minerals Management Service has subsequently awarded four of the leases to us and is continuing to review the other six high bids. The remainder of our investments was associated with our onshore activities, including exploitation of various Rocky Mountain properties and investments in seismic data and leaseholds for future exploration.

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

     -    participation in five to eight (gross) onshore exploration prospects;

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

The amount and allocation of future capital expenditures will depend on a number of factors that are not entirely within Basin's control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. Basin's planned capital expenditures are also based on estimates regarding availability of capital that depend on assumptions and projections regarding production, oil and gas prices, and borrowing base re-determinations under our revolving line of credit. Due to these uncertainties, and other matters described under "Forward-Looking Statements", actual capital expenditures may vary significantly from current expectations.

FORWARD-LOOKING STATEMENTS

Some of the information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements express, or are based on, expectations about future events, activities, or developments that we expect, believe, project, intend, estimate, plan or anticipate will, should, could or may occur. These include such matters as:

     -    business strategies;
     -    amount and nature of capital expenditures;
     -    estimated oil and gas reserves;
     -    timing and amount of future production of oil and gas;
     -    operating costs and other expenses;
     -    cash flow and anticipated liquidity;
     -    marketing of oil and gas;
     -    drilling of wells; and
     -    prospect development and property acquisitions.

There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Basin's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. These factors include, among others:

     -    general economic conditions;
     -    oil and gas price volatility;
     - our ability to find, acquire, market, develop and produce new properties;
     -    the risks associated with acquisitions and exploration;
     -    operating hazards attendant to the oil and gas business;
     - downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
     - uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
     -    potential mechanical failure or underperformance of significant wells;
     - concentration of value in a relatively small number of properties offshore;
     -    the strength and financial resources of Basin's competitors;
     -    Basin's ability to find and retain skilled personnel;
     -    climatic conditions;
     -    availability of capital;
     -    availability and cost of material and equipment;
     -    delays in anticipated start-up dates;
     -    environmental risks;
     -    actions or inactions of third-party operators of Basin's properties;
          and
     -    regulatory developments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to interest rate risk and commodity price risk is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Liquidity and Capital Resources - Marketing and hedging transactions" and "Liquidity and Capital Resources Revolving line of credit". The Company has no exposure to foreign currency exchange rate risks.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None

     (b)  None

     (c)  None

     (d)  None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None


ITEM 5.   OTHER INFORMATION
          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS

       2.1     Agreement and Plan of Merger between Sterling Energy Corporation, Basin Energy, Inc. and Basin
               Exploration, Inc. dated October 13, 1994(4)
       2.2     Plan of Merger between Basin Sterling, Inc. and Basin Exploration, Inc. dated November 22, 1994(4)
       2.3     Plan of Merger between Basin Operating Company and Basin Exploration, Inc. dated December 14, 1994.(5)
       3.1     Restated Certificate of Incorporation of Basin.(2)
       3.2     Restated Bylaws of Basin, as amended February 23, 2000.(13)
       4.1     Common Stock Certificate of Basin.(2)
       10.1    Equity Incentive Plan as amended May 12, 1999.(11)
       10.2    Employment Agreement dated March 31, 1992 by and between Basin Exploration, Inc. and Michael S.
               Smith.(3)
       10.3    Gulf Coast Geoscientist Overriding Royalty Interest Plan as amended November 10, 1999.(12)
       10.4    Onshore Geoscientist Overriding Royalty Interest Plan dated August 24, 1999.(12)
       10.5    Form of Rights Agreement dated as of February 24, 1996, between Basin Exploration, Inc. and
               Corporate Stock Transfer, Inc. as Rights Agent.(6)
       10.6    Performance Shares Plan approved February 4, 1997.(8)
       10.7    Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc.
               and Howard L. Boigon.(7)
       10.8    Amendment to Change of Control Employment Agreement dated June 2, 1999 between Basin
               Exploration, Inc. and Howard L. Boigon.(11)
       10.9    Change of Control Agreement dated August 28, 1997 between Basin Exploration, Inc. and Samuel D.
               Winegrad.(11)
       10.10   Change of Control Agreement dated August 1, 1997 between Basin Exploration, Inc. and Neil L.
               Stenbuck.(12)
       10.11   Employment Agreement dated February 1, 1999, between Basin Exploration, Inc. and David A.
               Pustka.(10)
       10.12   Change of Control Agreement dated March 24, 1999 between Basin Exploration, Inc. and Thomas J.
               Corley.(13)
       10.13   Employment Agreement dated January 28, 1999, between Basin Exploration, Inc. and Patrick A.
               Jackson.(10)
       10.14   Change of Control Agreement dated May 12, 1999 between Basin Exploration, Inc. and Dalton F.
               Polasek.(13)
       10.15   Order of the United States Bankruptcy Court for the Southern District of Texas Corpus Christi
               Division, dated November 18, 1997, with exhibits, including the Agreement of Purchase and Sale.(9)
       10.16   Amended and Restated Credit Agreement dated January 1, 1999 among the Company and NationsBank,
               N.A., U.S. Bank National Association and Union Bank of California, N.A.(10)
       10.17   First Amendment of Amended and Restated Credit Agreement dated July 1, 1999 among the Company,
               NationsBank, N.A., U.S. Bank National Association and Union Bank of California, N.A.(11)
       10.18   Second Amendment of Amended and Restated Credit Agreement dated October 15, 1999 among the
               Company and U.S. Bank National Association, Union Bank of California, Toronto Dominion (Texas),
               Inc. and Bank of America National Trust and Savings Association.(12)
       10.19   Third Amendment of Amended and Restated Credit Agreement dated December 1, 1999, among Basin
               Exploration, Inc. and U.S. Bank National Association, Union Bank of California, Toronto
               Dominion (Texas), Inc. and Bank of America National Trust and Savings Association.(12)
       27      Financial Data Schedule(1)

              (1) Filed herewith.
              (2) Filed as an Exhibit to Basin's Registration Statement on Form
                  S-1 as filed on March 17, 1992, Registration No. 33-46486, and incorporated herein by reference.
              (3) Filed as an Exhibit to Amendment No. 1 to Basin's Registration
                  Statement on Form S-1 as filed on April 21, 1992, Registration
                  No. 33-46486, and incorporated herein by reference.
              (4) Filed as an Exhibit to Form 8-K filed on December 10, 1994, and incorporated herein by reference.
              (5) Filed as an Exhibit to Form 10-K filed on March 28, 1995, and incorporated herein by reference.
              (6) Filed as an Exhibit to Form 8-K filed on February 26, 1996, and incorporated herein by reference.
              (7) Filed as an Exhibit to Form 10-K filed on March 28, 1996, and incorporated herein by reference.
              (8) Filed as an Exhibit to Form 10-K filed on March 31, 1997, and incorporated herein by reference.
              (9) Filed as an Exhibit to Form 8-K filed on December 11, 1997, and incorporated herein by reference.
             (10) Filed as an Exhibit to Form 10-K filed on March 30, 1999, and incorporated herein by reference.
             (11) Filed as an Exhibit to Form 10-Q filed on August 16, 1999, and incorporated herein by reference.
             (12) Filed as an Exhibit to Form 10-Q filed on November 15, 1999 and incorporated herein by reference.
             (13) Filed as an Exhibit to Form 10-K filed on March 29, 2000, and incorporated herein by reference.


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


                                              BASIN EXPLORATION, INC.
                                              -----------------------
                                                   (Registrant)


      Date: May 12, 2000                     By:/s/ Neil L. Stenbuck
                                                --------------------
                                                    Neil L. Stenbuck
                                                    Chief Financial Officer



      Date: May 12, 2000                     By:/s/ James A Tuell
                                                -----------------
                                                    James A. Tuell
                                                    Controller and
                                                    Chief Accounting Officer