Form 10-Q
period 2000-06-30
BASIN EXPLORATION INC
filed 2000-08-14
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

                                              Outstanding at
              Class                           July 31, 2000
   ----------------------------             -----------------
   Common stock, $.01 par value             18,517,000 shares

                             BASIN EXPLORATION, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                Page
                                                                                ----
     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              December 31, 1999 and June 30, 2000...............................  3

              Consolidated Statements of Operations for the
              three and six months ended June 30, 1999 and 2000.................  5

              Consolidated Statements of Changes in
              Stockholders' Equity..............................................  6

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1999 and 2000...........................  7

              Notes to Consolidated Financial Statements........................  8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................  9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings................................................. 18

     Item 2.  Changes in Securities and Use of Proceeds......................... 18

     Item 3.  Defaults Upon Senior Securities................................... 18

     Item 4.  Submission of Matters to a Vote of Security Holders............... 18

     Item 5.  Other Information................................................. 18

     Item 6.  Exhibits and Reports on Form 8-K.................................. 19


SIGNATURES ..................................................................... 20


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
(In thousands)
                                                   December 31,        June 30,
                                                      1999              2000
                                                   -----------        ---------
CURRENT ASSETS
     Cash and equivalents                           $   3,777          $      15
     Accounts receivable                               20,332             22,803
     Prepaids and other                                 4,739              3,987
                                                    ---------          ---------
                                                       28,848             26,805
                                                    ---------          ---------
PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, under the full
       cost method of accounting
         Proved                                       343,872            392,509
         Unproved                                      26,567             37,675
     Less accumulated depreciation,
       depletion and amortization                    (152,234)          (171,472)
                                                    ---------          ---------
                                                      218,205            258,712
     Furniture and equipment, net                       1,354              1,658
                                                    ---------          ---------
                                                      219,559            260,370
                                                    ---------          ---------
OTHER ASSETS                                              498                405
                                                    ---------          ---------
                                                    $ 248,905          $ 287,580
                                                    =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands, except share data)                   December 31,       June 30,
                                                       1999              2000
                                                    -----------        --------
CURRENT LIABILITIES:
     Accounts payable                                $  12,187          $ 20,345
     Accrued liabilities                                27,039            32,498
                                                     ---------          --------
                                                        39,226            52,843
                                                     ---------          --------
LONG-TERM DEBT, net of current portion                  34,000            42,000

OTHER LONG-TERM OBLIGATIONS                                516               465

DEFERRED INCOME TAXES                                       --             4,504

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per
       share; 10,000,000 shares authorized,
       shares issued and outstanding
       no shares issued and outstanding                     --                --
     Common stock, par value $.01 per
       share, 50,000,000 shares authorized,
       18,460,000 and 18,506,000 shares
       issued, respectively                                185               185
     Additional paid-in capital                        179,430           179,336
     Retained earnings (accumulated deficit)            (4,452)            8,247
                                                     ---------          --------
                                                       175,163           187,768
                                                     ---------          --------
                                                     $ 248,905          $287,580
                                                     =========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended      For the Six Months Ended
(In thousands, except per share data)                    June 30,                       June 30,
                                                  1999             2000           1999            2000
                                                 -------         -------         -------         -------
REVENUE:

Oil sales                                        $ 3,248         $ 7,465         $ 5,494         $13,926

Gas sales                                         17,033          17,111          27,829          33,352

Interest and other, net                               31              91              44             118
                                                 -------         -------         -------         -------
                                                  20,312          24,667          33,367          47,396
                                                 -------         -------         -------         -------
COST AND EXPENSES:

Lease operating expenses                           3,023           3,312           5,478           6,221

Production taxes                                     191             446             267             907

Depreciation, depletion and amortization          10,633           9,114          19,179          19,605

General and administrative, net                    1,287           1,473           2,460           2,828

Stock compensation, net                              585             358             839             288

Interest expense                                   1,146             161           2,095             344
                                                 -------         -------         -------         -------
                                                  16,865          14,864          30,318          30,193
                                                 -------         -------         -------         -------
INCOME BEFORE INCOME TAXES                         3,447           9,803           3,049          17,203

Income tax provision                                  --           3,431              --           4,504
                                                 -------         -------         -------         -------
NET INCOME                                       $ 3,447         $ 6,372         $ 3,049         $12,699
                                                 =======         =======         =======         =======
BASIC:
   Earnings per share                            $  0.24         $  0.34         $  0.22         $  0.69
                                                 =======         =======         =======         =======
   Weighted average shares outstanding            14,373          18,506          14,179          18,492
                                                 =======         =======         =======         =======
DILUTED:
   Earnings per share                            $  0.23         $  0.34         $  0.21         $  0.68
                                                 =======         =======         =======         =======
   Weighted average shares outstanding            14,780          18,829          14,383          18,756
                                                 =======         =======         =======         =======


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          RETAINED
                                         COMMON STOCK          ADDITIONAL        TREASURY STOCK           EARNINGS        TOTAL
                                         ------------           PAID-IN          --------------         (ACCUMULATED   STOCKHOLDERS'
(In thousands)                        SHARES       AMOUNT       CAPITAL        SHARES       AMOUNT         DEFICIT)       EQUITY
-----------------------------        -------       ------      ----------      ------      --------      -----------   -------------
BALANCES, January 1, 1999             14,151       $ 142       $ 113,136       (186)      $(2,571)      $(16,488)      $  94,219

Issuance of common stock               4,433          44          67,939         --            --             --          67,983

Common stock offering costs               --          --            (465)        --            --             --            (465)

Exercise of warrants for
  common stock                           123           1           1,715        (86)       (1,716)            --              --

Purchase of treasury stock                --          --              --        (30)         (669)            --            (669)

Issuance and vesting of
  restricted stock                        55           1           2,058         --            --             --           2,059


Retirement of treasury stock            (302)         (3)         (4,953)       302         4,956             --              --

Net income                                --          --              --         --            --         12,036          12,036
                                     -------       -----       ---------       ----       -------       --------       ---------
BALANCES, December 31, 1999           18,460         185         179,430         --            --         (4,452)        175,163

Issuance of common stock                  10          --              64         --            --             --              64

Purchase of treasury stock                --          --              --        (42)         (648)            --            (648)

Issuance and vesting of
  restricted stock                        78           1             489         --            --             --             490


Retirement of treasury stock             (42)         (1)           (647)        42           648             --              --

Net income                                --          --              --         --            --         12,699          12,699
                                     -------       -----       ---------       ----       -------       --------       ---------
BALANCES, June 30, 2000               18,506       $ 185       $ 179,336         --            --       $  8,247       $ 187,768
                                     =======       =====       =========       ====       =======       ========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended
                                                                               June 30,
(In thousands)                                                          1999              2000
                                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                     $  3,049          $ 12,699
       Adjustments to reconcile net income to
       net cash provided by operating activities -
         Depreciation, depletion and amortization                       19,179            19,605
         Deferred income tax expense                                        --             4,504
         Stock compensation expense                                        839               288
         Amortization of debt issuance costs and other                       7                88
                                                                      --------          --------
                                                                        23,074            37,184
         Changes in operating assets and liabilities -
           Decrease (increase) in -
              Receivables                                               (1,417)           (1,107)
              Prepaids and other                                        (1,579)              804
           (Decrease) increase in -
              Accounts payable and accrued liabilities                  (2,880)            3,023
                                                                      --------          --------
         Net cash provided by operating activities                      17,198            39,904
                                                                      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital additions                                               (41,054)          (53,696)
       Proceeds from sale of property and equipment                      8,682             2,614
                                                                      --------          --------
         Net cash used in investing activities                         (32,372)          (51,082)
                                                                      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt                   43,000            36,500
       Principle payments on notes payable and long-term debt          (89,176)          (28,500)
       Proceeds from sale of stock, net                                 66,712                64
       Purchase of treasury stock                                          (10)             (648)
       Debt issuance costs and other                                      (440)               --
                                                                      --------          --------
         Net cash provided by financing activities                      20,086             7,416
                                                                      --------          --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              4,912            (3,762)
CASH AND EQUIVALENTS, beginning of period                                  331             3,777
                                                                      --------          --------
CASH AND EQUIVALENTS, end of period                                   $  5,243          $     15
                                                                      ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                         $  2,242          $    226
                                                                      ========          ========
       Cash paid for income taxes                                     $     --          $     --
                                                                      ========          ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries as of June 30, 2000, and the results of operations and cash flows for the three and six-month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with Basin's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Since that time, Basin's principal activities have related to property acquisitions, exploratory drilling and property development in the shallow waters of the Outer Continental Shelf in the Gulf of Mexico. To a lesser extent, we have conducted similar activities in the Rocky Mountain region, primarily in the Green River and Powder River Basins in Wyoming, and, beginning in 1999, in the onshore Gulf Coast areas of Louisiana and Texas. During the first six months of 2000, we participated in drilling eleven exploratory wells and five development wells in the Gulf of Mexico, including wells in progress at period end. We have completed or plan to complete fourteen of these wells, including nine of the exploratory wells and both of the development wells. In addition, we participated in the drilling of four development wells in the Rocky Mountain region, all of which were completed as producers.

RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding our results of operations for the periods presented.

                                                         Three months ended                     Six months ended
                                                               June 30,                              June 30,
                                                    -----------------------------         -----------------------------
                                                       1999               2000               1999                2000
                                                    ----------         ----------         ----------         ----------
PRODUCTION:
   Oil (MBbl)                                              223                274                388                509
   Gas (MMcf)                                            7,932              5,281             13,736             11,779
   Total gas equivalents (MMcfe)                         9,270              6,925             16,064             14,833

AVERAGE REALIZED SALES PRICE:
   Oil (per Bbl)                                    $    14.57         $    27.26         $    14.15         $    27.35
   Gas (per Mcf)                                    $     2.15         $     3.24         $     2.03         $     2.83
   Total gas equivalents (per Mcfe)                 $     2.19         $     3.55         $     2.07         $     3.19

REVENUE (IN THOUSANDS):
   Oil sales                                        $    3,248         $    7,465         $    5,494         $   13,926
   Gas sales                                        $   17,033         $   17,111         $   27,829         $   33,352
   Total oil and gas sales                          $   20,281         $   24,576         $   33,323         $   47,278

EXPENSES (PER Mcfe):
   Lease operating expenses                         $     0.33         $     0.48         $     0.34         $     0.42
   Production taxes                                 $     0.02         $     0.06         $     0.02         $     0.06
   Depreciation, depletion and amortization         $     1.15         $     1.32         $     1.19         $     1.32
   General and administrative, net                  $     0.14         $     0.21         $     0.15         $     0.19


REVENUE. Oil and gas sales for the three months ended June 30, 2000 totaled $24.6 million, representing an increase of $4.3 million, or 21%, compared to the second quarter of 1999. This growth was achieved on a 62% increase in unit prices, offset by a 25% decline in net oil and gas production, based on net equivalent unit measures. Oil and gas sales for the six months ended June 30, 2000 totaled $47.3 million, representing an increase of $14.0 million, or 42%, compared to the first six months of 1999. This growth was achieved on a 54% increase in unit prices, offset by an 8% decline in net oil and gas production.

Decreases in production were primarily attributable to depletion-related declines which were only partially offset by initiation of production from new wells. However, our production increased late in the second quarter of 2000 and in the first half of the current quarter, as several successful wells that we have drilled in the Gulf since mid-1999 commenced production. See "Liquidity and Capital Resources" for additional discussion regarding our oil and gas production.

Hedging transactions had the effect of decreasing oil and gas sales by $0.9 million, or $0.09 per Mcfe, in the three-month period ended June 30, 1999, and by $2.0 million, or $0.28 per Mcfe, in the three-month period ended June 30, 2000. Hedging transactions increased oil and gas sales by $0.5 million, or $0.03 per Mcfe, in the six-month period ended June 30, 1999, and decreased oil and gas sales by $2.3 million, or $0.15 per Mcfe, in the six-month period ended June 30, 2000. See "Liquidity and Capital Resources" for additional discussion regarding our outstanding hedging positions.

LEASE OPERATING EXPENSES. Lease operating expenses for the three and six months ended June 30, 2000 increased by $0.3 million, or 10%, and $0.7 million, or 14%, respectively, from amounts reported for the comparable periods in the prior year. The increases were principally attributable to higher workover expenses and costs incurred for extended production testing of a discovery well drilled on East Cameron Block 220 in the fourth quarter of 1999. A significant portion of our lease operating expenses is substantially unaffected by our production rates. As a result, our per-unit operating expenses have generally varied inversely with changes in our production level. Due to the decline in production volumes in the second quarter of 2000, as discussed above, our lease operating expenses per Mcfe produced increased from $0.33 and $0.34 in the three and six months ended June 30, 1999 to $0.48 and $0.42 during the three and six months ended June 30, 2000. Based primarily on our projections of increasing production, as described in "Liquidity and Capital Resources", we anticipate improvements in our per-unit operating expenses in the second half of 2000.

PRODUCTION TAXES. Production taxes for the three and six months ended June 30, 2000 were $0.4 million and $0.9 million, representing increases of $0.3 million and $0.6 million respectively, compared to the same periods in 1999. These increases resulted from greater revenues from onshore properties, due primarily to higher oil and gas prices in 2000. Production taxes as a percentage of total oil and gas sales for the three and six months ended June 30, 2000 were 1.8% and 1.9%, compared to 0.9% and 0.8% in 1999, due to a greater portion of our sales in 2000 being attributable to onshore properties. Sales from Gulf of Mexico properties in federal waters offshore are generally not subject to production taxes.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three months ended June 30, 2000 totaled $9.1 million, representing a decrease of $1.5 million, or 14%, compared to the same three-month period in 1999. The decrease was attributable to the 25% decline in production volumes in the second quarter of 2000, compared to 1999, partially offset by an increase in the per-unit depletion rate. The depletion rate of $1.29 per Mcfe in the three months ended June 30, 2000 was 14% greater than the $1.13 per Mcfe rate applicable during the second quarter of 1999. Depreciation, depletion and amortization expense for the six months ended June 30, 2000 totaled $19.6 million, representing an increase of $0.4 million, or 2%, compared to the same six-month period in 1999. The increase was attributable to a higher per-unit depletion rate, partially offset by an 8% decline in production volumes in 2000. The depletion rate of $1.29 per Mcfe produced in the six months ended June 30, 2000 was 10% greater than the $1.17 per Mcfe average depletion rate during the first half of 1999. The higher depletion rates in 2000 reflect reserve additions during the past year at a higher average unit cost than our adjusted historical average after recording a property impairment charge in the fourth quarter of 1998.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses for the three and six months ended June 30, 2000 aggregated $1.5 million and $2.8 million, representing increases of $0.2 million, or 14%, and $0.4 million, or 15%, respectively, as compared to such periods in 1999. The increases resulted from incremental costs incurred to manage expanded operations in the Gulf of Mexico, increased rent expense due to expiration of lower-cost office leases in both Denver and Houston, and inflation-related increases in labor costs. General and administrative expenses increased, while production volumes decreased, resulting in increases in general and administrative expenses per Mcfe produced from $0.14 and $0.15 in the three and six months ended June 30, 1999, to $0.21 and $0.19 in the comparable periods in 2000. Since our general and administrative expenses generally do not vary proportionately with changes in production volumes, we anticipate improvements in this measure during the balance of 2000, based on our expectations of higher production.

STOCK COMPENSATION, NET. Stock compensation expense for the three and six months ended June 30, 2000 was $0.4 million and $0.3 million, representing decreases of $0.2 million and $0.6 million, respectively, as compared to the 1999 periods. Stock compensation expense relates to annual grants to employees of restricted stock, including shares awarded to senior management that will be earned only if certain performance measures are achieved by Basin. Expense is recognized based on vesting schedules, projections of performance, and changes in the price of our common stock during applicable vesting periods. The decreases reflect the effects of less appreciation in Basin's common stock price during the three and six-month periods ended June 30, 2000 than during the comparable periods of 1999.

INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 2000 totaled $0.2 million and $0.3 million, representing decreases of $1.0 million, or 86%, and $1.8 million, or 84%, compared to such periods in 1999. The variances were attributable to decreases in average borrowings offset by increases in average effective interest rates. During the three months ended June 30, 2000, Basin had average outstanding debt of $43.2 million, with an average effective interest rate of 7.8%, compared to average debt of $94.4 million and an average interest rate of 6.8% in the 1999 period. During the six months ended June 30, 2000, Basin had average outstanding debt of $40.1 million, with an average effective interest rate of 7.4%, compared to average debt of $91.5 million and an average interest rate of 6.8% in the 1999 period. Interest expense for the three and six months ended June 30, 2000, excludes $0.6 million and $1.2 million, respectively, of interest capitalized to unproved property costs in accordance with Statement of Financial Accounting Standards No. 34, as compared to $0.5 million and $1.1 million in the 1999 periods.

INCOME TAX BENEFIT (PROVISION). No income tax provision was recorded in 1999 due to an equivalent decrease in a previously established deferred tax asset valuation allowance. The income tax provision for the three months ended June 30, 2000 approximates the amount that would be calculated by applying statutory income tax rates to income before income taxes. Basin's provision for income taxes for the six months ended June 30, 2000 benefited from utilization of a $1.5 million deferred tax asset valuation allowance remaining at December 31, 1999. No such deferred asset remains at June 30, 2000, so Basin's effective tax rate in future periods should generally approximate its statutory rate, which currently is 35%.


LIQUIDITY AND CAPITAL RESOURCES

Historically, Basin's principal sources of capital have been cash flow from operations, borrowings under a revolving line of credit, proceeds from asset sales, and proceeds from sales of common stock. Our principal uses of capital have been for the exploration, acquisition, and development of oil and gas properties.

Basin's gross accrual-basis capital expenditures during the first six months of 2000 totaled approximately $63.0 million. Net capital expenditures totaled approximately $60.4 million, after reflecting recoupments from partners of $2.6 million from sales of partial interests in prospects. Our principal sources of funds in the first six months of 2000 were $37.2 million of net cash provided by operations before changes in working capital, a $15.7 million increase in the working capital deficit, and $8.0 million of net proceeds from borrowings under our revolving line of credit. At June 30, 2000, we had a working capital deficit of approximately $26.0 million and long-term debt outstanding under our revolving line of credit of $42.0 million. The borrowing base currently established under our revolving line of credit is $90 million.

Our budget for net capital expenditures on exploration and development in 2000 was recently increased from $85 million to $100 million. For reasons stated in "Production and cash flow" on the following page, we project that our cash flow from operations before changes in working capital will exceed our total capital expenditures on exploration and development during the second half of 2000.

PRODUCTION AND CASH FLOW. Our cash flow from operations is generally determined primarily by our oil and gas production volumes and price realizations. During the first six months of 2000, we produced approximately 14,833 MMcfe of oil and gas and realized prices averaging $3.19 per Mcfe. Our total production of 6,925 MMcfe in the second quarter of 2000 reflected declines from 9,270 MMcfe reported for the comparable period of 1999 and 7,908 MMcfe generated in the first quarter of 2000. These declines were principally attributable to anticipated natural depletion of relatively high-rate wells in the Gulf of Mexico and performance problems that arose on West Delta Block 61 and Eugene Island Block 65 in late 1999 and earlier this year. Such declines were only modestly offset in the quarter ended June 30, 2000 by contributions from new wells.

However, during the latter part of the second quarter of 2000 and the first half of the current quarter, we established initial sustained production from 13 wells in the Gulf of Mexico. These include one well on Mississippi Canyon Block 110, two wells on South Timbalier Block 143, three wells on Vermilion Block 267, one well on Vermilion Block 329, a well on West Cameron Block 172, two wells on West Delta Block 58, a well on West Delta Block 59, and two wells on West Delta Block 122. We also recently resolved production start-up problems affecting the performance of one well on East Cameron Block 220 and two wells on West Delta Block 63, which were brought on-line earlier this year. All 16 of these wells were drilled by Basin and its partners during the past year. As a result of these additions to our production base, we expect our production to be significantly higher in the third quarter of 2000 than in the preceding quarter, and anticipate further increases in the fourth quarter of this year, as greater contributions are received from wells brought on-line in the current quarter. For the full year, we project that our net production will total at least 33,000 MMcfe. Although we believe that these projections are reasonable, there is no assurance that they will be met. See "Forward-Looking Statements" for a description of certain risks that may impact our ability to achieve projected production levels.

Based on prevailing market prices for oil and gas, we also expect to realize improved average unit prices during the second half of 2000, compared to 1999 and the first half of this year. As summarized below, we currently have oil and gas hedging contracts in effect covering approximately 4,600 MMcfe of production during the remainder of 2000, at an anticipated average realizable NYMEX price of $2.74 per Mcfe, based on recent NYMEX trading levels. We will receive prevailing market prices at the time of sale for the remainder of our production, subject to entering into additional hedging arrangements in the future. Based on our projections of higher production and average price realizations in the second half of 2000, we anticipate significantly greater cash flow from operations during the period than in the first half of the year.

MARKETING AND HEDGING TRANSACTIONS. Basin's production is generally sold under month-to-month contracts at prevailing prices. From time-to-time, however, as we think conditions warrant, we have entered into hedging transactions or fixed price sales contracts for a portion of our oil and gas production. The purposes of these transactions are to limit Basin's exposure to future oil and gas price declines and achieve a more predictable cash flow, and to take advantage of prices that we view as attractive. However, such contracts also limit the benefits we would realize if prices increase. Hedging transactions had the effect of decreasing oil and gas sales by $0.9 million, or $0.09 per Mcfe, in the three-month period ended June 30, 1999, and by $2.0 million, or $0.28 per Mcfe, in the three-month period ended June 30, 2000. Hedging transactions had the effect of increasing oil and gas sales by $0.5 million, or $0.03 per Mcfe, in the six-month period ended June 30, 1999, while decreasing oil and gas sales by $2.3 million, or $0.15 per Mcfe, in the six-month period ended June 30, 2000.

Through August 10, 2000, Basin had entered into the following fixed price swap and collar arrangements covering the period beginning July 1, 2000 (one MMBtu approximates one Mcf of natural gas):

                            Gas Swaps                       Gas Collars
                    -----------------------   -------------------------------------------
                    Average Daily    NYMEX    Average Daily      NYMEX         NYMEX
                       Volume        Price/      Volume       Floor Price   Ceiling Price
  Time Period         (MMBtu)         MMBtu      (MMBtu)         /MMBtu        /MMBtu
----------------    -------------    ------   -------------   -----------   -------------
07/1/00-09/30/00       10,000         3.00        10,000          2.80          3.20
10/1/00-12/31/00        6,600         2.15         3,400          2.80          3.20
01/1/01-12/31/03       10,000         2.15


As of August 4, 2000, Basin had also sold call options covering 10,000 MMBtu of gas per day for the period from July 2000 through December 2001, at an average strike price of $2.50 per MMBtu.

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

Our credit agreement provides for borrowings to be revolving loans until November 30, 2002, at which time the outstanding balance will be converted into a four-year amortizing term loan unless the credit agreement is amended. The borrowing base under the credit agreement is scheduled to be re-determined at six-month intervals until the revolving loan is converted into a term loan. Our borrowing base is currently set at $90 million, and the next re-determination is scheduled to occur as of December 1, 2000. Borrowing base re-determinations conducted by the bank group reflect a number of estimates and assumptions including, but not limited to, future production from Basin's proved properties, risk factors for estimates of proved reserves, future oil and gas prices, future operating and development costs, and future interest rates. Changes in such estimates and assumptions can significantly impact the size of the borrowing base established by the banks. Because these factors will be influenced by future events, which cannot be forecast with certitude, we cannot predict what level of borrowing base will be established at any future determination date.

The weighted average interest rate on borrowings outstanding under the credit agreement at June 30, 2000 was 7.7%. Our annual interest costs will fluctuate based upon changes in short-term interest rates and borrowings outstanding. Assuming debt outstanding during 2000 remained unchanged from the amount outstanding at June 30, 2000, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $0.3 million, before amounts capitalized. As the interest rate is variable and is reflective of current market conditions, the carrying value of Basin's debt approximates its fair value.

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

CAPITAL EXPENDITURES. Our capital expenditures are generally discretionary and we determine our activity levels based upon a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition. Since the beginning of 1996, we have largely focused our exploration activities in the shallow waters of the Gulf of Mexico, primarily off the coast of Louisiana. During the second half of 1998 we began to direct a relatively small portion of our exploration budget toward onshore projects. In addition to our exploration activities, we also pursue property acquisition opportunities in the vicinity of our Gulf of Mexico exploration operations, in the Rocky Mountain region where we have an existing base of proved reserves and producing wells, and in certain other major domestic producing basins where we believe significant upside potential exists.

Basin's gross capital expenditures during the six months ended June 30, 2000 totaled approximately $63.0 million. Our net capital expenditures totaled approximately $60.4 million, after reflecting $2.6 million of proceeds from asset sales. Gulf of Mexico operations accounted for approximately 88% of our aggregate gross capital investments during the period. Such investments principally related to the ongoing development of six properties with productive wells drilled in earlier periods, participation in the drilling of sixteen wells, development costs related to several of the fourteen of these wells that were successful, and costs related to identification and acquisition of exploratory prospects, including acquisition of ten leases at the March 2000 federal Central Gulf of Mexico lease sale for a total of $5.4 million. The remainder of our investments was associated with our onshore activities, including exploitation of various Rocky Mountain properties and investments in seismic data and leaseholds for future exploration.

Basin's initial exploration and development budget for 2000 provided for net capital investments of approximately $85 million. Reflecting the benefits of higher oil and gas prices on cash flows and economic returns, Basin's board of directors recently approved an 18% increase in the budget to $100 million. The additional funds will primarily be targeted toward increased exploratory drilling and related development activities in the Gulf of Mexico. This revised budget primarily provides for:

     - development of six Gulf of Mexico properties with one or more discovery wells yet to commence sustained production as of the end of 1999;

     - participation in 25 to 28 gross (11 to 13 net) wells in the Gulf of Mexico, most of which will be exploratory wells;

     - participation in 4 to 6 gross (2 to 4 net) onshore exploration prospects and 7 to 9 gross (3 to 5 net) onshore development wells;

     - development of year 2000 exploratory discoveries, including projected discoveries in the second half of the year;

     -    continued exploitation of our other offshore and onshore properties;
          and

     - acquisitions of seismic data and exploratory leaseholds, both in the Gulf of Mexico and onshore.

Demand for drilling rigs and related products and services has generally been increasing during 2000, resulting in cost increases and occasional delays in obtaining materials and services. These conditions have been factored into our planning and investment decisions and we do not anticipate that they will have a material adverse impact on our planned operations unless there is significant further deterioration in the cost, availability or quality of such goods and services.

Subject to realization of our projected production volumes and average oil and gas prices in the second half of 2000, we anticipate being able to fund our planned capital investments during the period with cash flow from operations. See "Production and cash flow."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to interest rate risk and commodity price risk is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Liquidity and Capital Resources Marketing and hedging transactions" and "Liquidity and Capital Resources - Revolving line of credit". The Company has no exposure to foreign currency exchange rate risks.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None

     (b)  None

     (c)  None

     (d)  None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proxies for the Company's annual meeting of shareholders held on May 11, 2000 were solicited pursuant to Regulation 14A during the quarter ended June 30, 2000. There was no solicitation in opposition to the nominees listed in the proxy statement and all such nominees were elected. The following is a summary of the matters voted upon at such meeting and the number of votes cast for, against and abstentions:

                                                            Number of Votes Cast
                                                 -------------------------------------
                                                    For          Against       Abstain
                                                 ----------      -------       -------
Election of Directors
         Howard L. Boigon                        16,338,652          16         80,670
         J. Paul Hellstrom                       16,338,652          16         80,670

Ratify selection of Arthur Andersen, LLP
as independent auditors                          16,417,622         575          1,141


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number         Description of Exhibits
------         -----------------------
  2.1          Agreement and Plan of Merger between Sterling Energy Corporation,
               Basin Energy, Inc. and Basin Exploration, Inc. dated October 13,
               1994.(4)

  2.2          Plan of Merger between Basin Sterling, Inc. and Basin
               Exploration, Inc. dated November 22, 1994.(4)

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

 27            Financial Data Schedule.(1)


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


                                       BASIN EXPLORATION, INC.
                                           (Registrant)


Date: August 11, 2000                  By: /s/ Neil L. Stenbuck
                                           -----------------------
                                           Neil L. Stenbuck
                                           Chief Financial Officer



Date: August 11, 2000                  By: /s/ James A Tuell
                                           -----------------------
                                           James A. Tuell
                                           Controller and
                                           Chief Accounting Officer