Form 10-Q
period 2000-09-30
BASIN EXPLORATION INC
filed 2000-11-14
CIK 827795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

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

                                    YES X   NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date.

                                                      Outstanding at
                    Class                            October 31, 2000
        ----------------------------                ------------------
        Common stock, $.01 par value                18,516,000 shares

                             BASIN EXPLORATION, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION                                                 Page
                                                                                 ----
     Item 1.      Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1999 and September 30, 2000......................    3

                  Consolidated Statements of Operations for the
                  three and nine months ended September 30, 1999 and 2000.......    5

                  Consolidated Statements of Changes in
                  Stockholders' Equity..........................................    6

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1999 and 2000.................    7

                  Notes to Consolidated Financial Statements....................    8

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................    9

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk....   18

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................   18

     Item 2.      Changes in Securities and Use of Proceeds.....................   18

     Item 3.      Defaults Upon Senior Securities...............................   18

     Item 4.      Submission of Matters to a Vote of Security Holders...........   18

     Item 5.      Other Information.............................................   18

     Item 6.      Exhibits and Reports on Form 8-K..............................   18


SIGNATURES        ..............................................................   20


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
(In thousands)
                                                December 31,      September 30,
                                                    1999              2000
                                                  ---------        ---------
CURRENT ASSETS
     Cash and equivalents                         $   3,777        $   4,519
     Accounts receivable                             20,332           25,234
     Prepaids and other                               4,739            3,825
                                                  ---------        ---------

                                                     28,848           33,578
                                                  ---------        ---------

PROPERTY AND EQUIPMENT, at cost:
     Oil and gas properties, under the full
       cost method of accounting
         Proved                                     343,872          411,117
         Unproved                                    26,567           36,972
     Less accumulated depreciation,
       depletion and amortization                  (152,234)        (183,595)
                                                  ---------        ---------
                                                    218,205          264,494
     Furniture and equipment, net                     1,354            1,385
                                                  ---------        ---------
                                                    219,559          265,879
                                                  ---------        ---------

OTHER ASSETS                                            498              714
                                                  ---------        ---------

                                                  $ 248,905        $ 300,171
                                                  =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' EQUITY


(In thousands, except share data)                December 31,      September 30,
                                                     1999              2000
                                                    ---------         --------
CURRENT LIABILITIES:
     Accounts payable                               $  12,187         $ 20,517
     Accrued liabilities                               27,039           19,900
                                                    ---------         --------

                                                       39,226           40,417
                                                    ---------         --------

LONG-TERM DEBT, net of current portion                 34,000           48,000

OTHER LONG-TERM OBLIGATIONS                               516              779

DEFERRED INCOME TAXES                                    --             10,852

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per
      share; 10,000,000 shares authorized,
       no shares issued and outstanding                  --               --
     Common stock, par value $.01 per
       share, 50,000,000 shares authorized,
       18,460,000 and 18,507,000 shares
       issued, respectively                               185              185
     Additional paid-in capital                       179,430          179,903
     Retained earnings (accumulated deficit)           (4,452)          20,035
                                                    ---------         --------

                                                      175,163          200,123
                                                    ---------         --------

                                                    $ 248,905         $300,171
                                                    =========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Three Months Ended  For the Nine Months Ended
(In thousands, except per share data)              September 30,              September 30,
                                                  1999      2000              1999     2000
                                                -------   -------           -------   -------
REVENUE:

Oil sales                                       $ 3,651   $ 8,154           $ 9,145   $22,080

Gas sales                                        15,776    28,575            43,605    61,927

Interest and other, net                              39        49                83       167
                                                -------   -------           -------   -------
                                                 19,466    36,778            52,833    84,174
                                                -------   -------           -------   -------
COST AND EXPENSES:

Lease operating expenses                          2,874     3,860             8,352    10,081

Production taxes                                    270       460               537     1,367

Depreciation, depletion and amortization          9,951    12,264            29,130    31,869

General and administrative, net                   1,296     1,481             3,756     4,309

Stock compensation, net                             558       335             1,397       623

Interest expense                                    100       242             2,195       586
                                                -------   -------           -------   -------

                                                 15,049    18,642            45,367    48,835
                                                -------   -------           -------   -------

INCOME BEFORE INCOME TAXES                        4,417    18,136             7,466    35,339

Income tax provision                               --       6,348              --      10,852
                                                -------   -------           -------   -------

NET INCOME                                      $ 4,417   $11,788           $ 7,466   $24,487
                                                =======   =======           =======   =======
BASIC:
         Earnings per share                     $  0.24   $  0.64           $  0.48   $  1.32
                                                =======   =======           =======   =======
         Weighted average shares outstanding     18,393    18,507            15,600    18,497
                                                =======   =======           =======   =======

  DILUTED:
         Earnings per share                     $  0.23   $  0.62           $  0.47   $  1.30
                                                =======   =======           =======   =======
         Weighted average shares outstanding     19,009    18,920            15,943    18,826
                                                =======   =======           =======   =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                   RETAINED
                                           COMMON STOCK         ADDITIONAL    TREASURY STOCK       EARNINGS      TOTAL
                                         ------------------     PAID-IN     ------------------   (ACCUMULATED STOCKHOLDERS'
(In thousands)                           SHARES      AMOUNT     CAPITAL     SHARES      AMOUNT     DEFICIT)     EQUITY
--------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1999                14,151    $    142    $ 113,136        (186)   $(2,571)   $(16,488)   $  94,219

Issuance of common stock                  4,433          44       67,939        --         --          --         67,983

Common stock offering costs                --          --           (465)       --         --          --           (465)

Exercise of warrants for common
  stock                                     123           1        1,715         (86)    (1,716)       --           --

Issuance and vesting of restricted
  stock                                      55           1        2,058        --         --          --          2,059

Stock surrendered in conjunction with
  vesting of restricted stock or
  exercise of stock options                --          --           --           (30)      (669)       --           (669)

Retirement of treasury stock               (302)         (3)      (4,953)        302      4,956        --           --

Net income                                 --          --           --          --         --        12,036       12,036
                                        ----------------------------------------------------------------------------------

BALANCES, December 31, 1999              18,460         185      179,430        --         --        (4,452)     175,163

Issuance of common stock                     11        --             70        --         --          --             70

Issuance and vesting of restricted
  stock                                      78           1        1,051        --         --          --          1,052

Stock surrendered in conjunction with
  vesting of restricted stock              --          --           --           (42)      (649)       --           (649)

Retirement of treasury stock                (42)         (1)        (648)         42        649        --           --

Net income                                 --          --           --          --         --        24,487       24,487
                                        ----------------------------------------------------------------------------------

BALANCES, September 30, 2000             18,507    $    185    $ 179,903        --         --      $ 20,035    $ 200,123
                                        ==================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Nine Months Ended
                                                                          September 30,
(In thousands)                                                         1999        2000
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $  7,466    $ 24,487
       Adjustments to reconcile net income to
       Net cash provided by operating activities -
         Depreciation, depletion and amortization                      29,130      31,869
         Deferred income tax expense                                     --        10,852
         Stock compensation expense                                     1,397         623
         Amortization of debt issuance costs and other                     22         125
                                                                     --------    --------
                                                                       38,015      67,956
         Changes in operating assets and liabilities -
           Decrease (increase) in -
              Receivables                                              (6,630)     (4,401)
              Prepaids and other                                       (1,426)        705
           (Decrease) increase in -
              Accounts payable and accrued liabilities                   (939)      2,895
                                                                     --------    --------
         Net cash provided by operating activities                     29,020      67,155
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital additions                                              (54,728)    (83,573)
       Proceeds from sale of property and equipment                    10,608       3,807
       Deposits on offshore leases                                        (65)        (68)
                                                                     --------    --------
         Net cash used in investing activities                        (44,185)    (79,834)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable and long-term debt                  47,500      59,000
       Principle payments on notes payable and long-term debt         (98,738)    (45,000)
       Proceeds from sale or surrender of stock, net                   67,046        (579)
       Debt issuance costs and other                                     (440)       --
                                                                     --------    --------
         Net cash provided by financing activities                     15,368      13,421
                                                                     --------    --------

INCREASE IN CASH AND EQUIVALENTS                                          203         742
CASH AND EQUIVALENTS, beginning of period                                 331       3,777
                                                                     --------    --------
CASH AND EQUIVALENTS, end of period                                  $    534    $  4,519
                                                                     ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest, net of amounts capitalized            $  2,465    $    415
                                                                     ========    ========
       Cash paid for income taxes                                    $   --      $   --
                                                                     ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    BASIN EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Basin Exploration, Inc. and its wholly-owned subsidiaries as of September 30, 2000, and the results of operations and cash flows for the three- and nine-month periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading and suggests that these financial statements be read in conjunction with Basin's Annual Report on Form 10-K for the year ended December 31, 1999.

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

We will adopt SFAS 133 effective January 1, 2001. We expect our oil and gas swap contracts to qualify for special hedge accounting treatment under SFAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, we believe that any ineffectiveness will be immaterial. The effects on our earnings and other comprehensive income resulting from the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production we hedge and the time periods covered by such hedges.

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

We commenced operations in 1981 and completed an initial public offering of common stock in 1992. From our inception through 1991, we primarily acquired and developed properties in the Denver- Julesberg Basin in eastern Colorado. In 1992, we began expanding into other areas within the Rocky Mountain region and initiated exploration activities. In 1996, we sold our D-J Basin properties, which represented approximately two-thirds of our oil and gas properties at that time, for $123.5 million and initiated operations in the Gulf of Mexico.

Since that time, our principal activities have related to property acquisitions, exploratory drilling and property development in the shallow waters of the Outer Continental Shelf in the Gulf of Mexico. To a lesser extent, we have conducted similar activities in the Rocky Mountain region, primarily in the Green River and Powder River Basins in Wyoming, and, beginning in 1999, in the onshore Gulf Coast areas of Louisiana and Texas.

During the first nine months of 2000, we participated in the drilling or deepening of 32 wells, including 22 in the Gulf of Mexico and ten onshore. Results in the Gulf of Mexico included twelve successful exploratory wells, five successful development wells, and five unsuccessful exploratory wells. Onshore results included nine successful development wells, and one unsuccessful exploratory well.


MERGER AGREEMENT WITH STONE ENERGY CORPORATION

Basin and Stone Energy Corporation entered into a definitive merger agreement dated October 28, 2000, under which the companies would be combined in a tax-free, stock-for-stock transaction. Stone Energy Corporation is a company traded on the New York Stock Exchange and headquartered in Lafayette, Louisiana. The merger agreement provides for Basin stockholders to receive 0.3974 shares of Stone common stock for each Basin common share they own. The transaction is conditioned upon the approval of the stockholders of both companies, pooling of interest accounting treatment and other customary terms. Stockholders of Basin holding approximately 14.6% of Basin's outstanding stock and stockholders of Stone holding approximately 15.7% of Stone's outstanding stock have entered into voting agreements, pursuant to which such stockholders have agreed to vote for the merger. Reference is also made to the Report on Form 8-K filed by Basin on November 8, 2000, in which certain aspects of the transaction are described in more detail.


RESULTS OF OPERATIONS

The following operating and financial data is provided to assist in understanding results of operations for the periods presented.


                                                    Three months ended         Nine months ended
                                                        September 30,             September 30,
-------------------------------------------------------------------- ---------------------------
                                                     1999        2000         1999        2000
-------------------------------------------------------------------- ---------------------------
   PRODUCTION:
      Oil (MBBL)                                       236         269          624         778
      Gas (MMCF)                                     7,036       7,559       20,772      19,338
      Total gas equivalents (MMCFE)                  8,452       9,173       24,516      24,006

   AVERAGE REALIZED SALES PRICE:
      Oil (PER BBL)                               $  15.52    $  30.32     $  14.67    $  28.37
      Gas (PER MCF)                               $   2.24    $   3.78     $   2.10    $   3.20
      Total gas equivalents (PER MCFE)            $   2.30    $   4.00     $   2.15    $   3.50

   REVENUE (IN THOUSANDS):
      Oil sales                                   $  3,651    $  8,154     $  9,145    $ 22,080
      Gas sales                                   $ 15,776    $ 28,575     $ 43,605    $ 61,927
      Total oil and gas sales                     $ 19,427    $ 36,729     $ 52,750    $ 84,007

   EXPENSES (PER MCFE):
      Lease operating expenses                    $   0.34    $   0.42     $   0.34    $   0.42
      Production taxes                            $   0.03    $   0.05     $   0.02    $   0.06
      Depreciation, depletion and amortization    $   1.18    $   1.34     $   1.19    $   1.33
      General and administrative, net             $   0.15    $   0.16     $   0.15    $   0.18


REVENUE. Oil and gas sales for the three months ended September 30, 2000 totaled $36.7 million, which represented an increase of $17.3 million, or 89%, over sales in the third quarter of 1999. This growth was achieved on a 74% increase in unit prices and a 9% increase in net oil and gas production, based on net equivalent unit measures. Oil and gas sales for the nine months ended September 30, 2000 totaled $84.0 million, which represented an increase of $31.3 million, or 59%, compared to the first nine months of 1999. This growth was achieved on a 63% increase in unit prices, offset by a 2% decline in net oil and gas production, based on net equivalent unit measures.

 The higher production in the third quarter of 2000 as compared to the prior year was attributable to production from new wells brought on-line during the past year, partially offset by lower production rates on older wells due primarily to natural depletion. During the second and third quarters of 2000, sustained production was commenced on fifteen Gulf of Mexico wells in which Basin owns working interests that range from 8% to 100% and average approximately 40%. The 2% decline in production during the nine months ended September 30, 2000 was attributable to the relatively small number of new wells brought on-line during the first few months of 2000, resulting in insufficient additions to offset declines related to depletion and the under-performance of wells on our West Delta Block 61 and Eugene Island Block 65 properties. On an energy equivalent basis, gas accounted for 81% of our production in the first nine months of 2000, as compared to 85% of our production in the first nine months of 1999. See "Liquidity and Capital Resources" for additional discussion regarding our oil and gas production.

Oil and gas prices have been significantly higher in 2000 than in 1999, in response to generally tighter supplies relative to demand. Including the effects of hedging, we realized approximately $4.00 and $3.50, respectively, per Mcfe of production during the three- and nine-month periods ended September 30, 2000, compared to $2.30 and $2.15, respectively, in the comparable periods of 1999. Hedging transactions reduced our oil and gas sales in the three- and nine-month periods ended September 30, 2000 by $4.1 million, or $0.44 per Mcfe, and $6.4 million, or $0.26 per Mcfe, respectively. Hedging transactions reduced our oil and gas sales in the three- and nine-month periods ended September 30, 1999 by $3.7 million, or $0.44 per Mcfe, and $3.2 million, or $0.13 per Mcfe, respectively. See "Liquidity and Capital Resources" for additional discussion regarding our hedging transactions.

LEASE OPERATING EXPENSES. Due to an increased number of producing properties, increased workover activity, and higher costs for oilfield goods and services during 2000, lease operating expenses for the three- and nine-month periods ended September 30, 2000 increased by $1.0 million, or 34%, and $1.7 million, or 21%, respectively, from amounts reported for the comparable periods in 1999. Lease operating expenses per Mcfe produced increased from $0.34 in the three and nine months ended September 30, 1999 to $0.42 during the three and nine months ended September 30, 2000.

PRODUCTION TAXES. Our production taxes generally vary with the amount of revenue generated from onshore oil and gas production. Revenue attributable to Gulf of Mexico properties located in federal waters offshore is generally not subject to production taxes. Our production taxes for the three and nine months ended September 30, 2000 increased to $0.5 million and $1.4 million, respectively, from $0.3 million and $0.5 million in the comparable periods of 1999, due primarily to higher oil and gas prices. Production taxes as a percentage of our total oil and gas sales were 1.3% and 1.6% for the three- and nine-month periods ended September 30, 2000, compared to 1.4% and 1.0% in the comparable prior-year periods. The higher rate in the first nine months of 2000 was due to a greater portion of our revenues being derived from Rocky Mountain properties than in the comparable period last year.

DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2000 totaled $12.3 million and $31.9 million, respectively. These amounts represented increases of $2.3 million, or 23%, for the three-month period and $2.7 million, or 9%, for the nine-month period. Depletion expense per Mcfe produced in 2000 averaged $1.32 in the third quarter and $1.31 in the first nine months. Comparable depletion rates in 1999 were $1.16 per Mcfe in the third quarter and $1.17 per Mcfe in the first nine months. The higher depletion rates applicable in 2000 are attributable to average costs for reserve additions that exceeded our adjusted historical average, which reflected the effects of a property impairment charge recorded in the fourth quarter of 1998. Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2000 also reflected production volumes that were 9% higher and 2% lower, respectively, than the comparable periods of 1999.

GENERAL AND ADMINISTRATIVE, NET. General and administrative expenses totaled $1.5 million for the three months and $4.3 million for the nine months ended September 30, 2000. These amounts represented increases of $0.2 million, or 14%, and $0.6 million, or 15%, respectively, compared to the same periods of 1999. The increases were primarily attributable to expanded operations in the Gulf of Mexico, the commencement of higher-cost office leases in both Denver and Houston, and inflation-related increases in labor costs.

STOCK COMPENSATION, NET. Stock compensation expense relates to annual grants to employees of restricted stock, including shares awarded to senior management that will be earned only if certain performance measures are achieved by Basin. Expense is recognized based on vesting schedules, projections of performance, and changes in the price of our common stock during applicable vesting periods. Net of amounts capitalized, stock compensation expense for the three- and nine-month periods ended September 30, 2000 totaled $0.3 million and $0.6 million, respectively. These amounts represented decreases of $0.2 million and $0.8 million compared to such periods in 1999. The reductions are attributable to less appreciation in Basin's common stock price during the three- and nine-month periods ended September 30, 2000 than during the comparable periods of 1999.

INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 2000 totaled $0.2 million and $0.6 million, respectively. These amounts reflected a $0.1 million increase for the three-month period and a $1.6 million decrease for the nine-month period, as compared to the prior year. The variances were attributable to changes in average borrowings and higher effective interest rates. During the three months ended September 30, 2000, our outstanding debt balance averaged $48.6 million and our effective interest rate averaged 7.9%. In the comparable period of 1999, we had average debt of $33.0 million and an average interest rate of 6.3%. During the nine months ended September 30, 2000, our average debt and interest rate were $43.0 million and 7.6%, compared to $71.8 million and 6.6% in the prior-year period. Interest expense reported for the three and nine months ended September 30, 2000 excludes $0.8 million and $2.0 million, respectively, of interest capitalized to unproved property costs in accordance with Statement of Financial Accounting Standards No. 34. For the comparable three- and nine-month periods of 1999, capitalized interest totaled $0.4 million and $1.5 million, respectively.

INCOME TAX BENEFIT (PROVISION). No income tax provision was recorded in 1999 due to the partial utilization of a previously established deferred tax asset valuation allowance. The provision for income taxes recorded for the first nine months of 2000 benefited from utilization in the first quarter of this year of the $1.5 million deferred tax asset valuation allowance that remained at December 31, 1999. Provisions for income taxes recorded after the first quarter of 2000 approximate the amounts that would be calculated by applying a statutory income tax rate of 35% to our income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, Basin's principal sources of capital have been cash flow from operations, borrowings under a revolving line of credit, proceeds from asset sales, and proceeds from sales of common stock. Our principal uses of capital have been for the exploration, acquisition, and development of oil and gas properties.

Our gross accrual-basis capital expenditures during the first nine months of 2000 totaled approximately $82.0 million. Net capital expenditures totaled approximately $78.2 million, after reflecting recoupments of $3.8 million from sales of partial interests in prospects. Our principal sources of funds in the first nine months of 2000 were $68.0 million of net cash provided by operations before working capital changes and $14.0 million of additional net borrowings under our revolving line of credit, offset by a $3.5 million increase in net working capital. At the end of September 2000, we had a working capital deficit of approximately $6.8 million and long-term debt outstanding under our revolving line of credit of $48.0 million. The borrowing base currently established under our revolving line of credit is $90 million.

PRODUCTION AND CASH FLOW. Our cash flow from operations is generally determined primarily by our oil and gas production volumes and price realizations. During the first nine months of 2000, we produced 24,006 MMcfe of oil and gas and our realized prices averaged $3.50 per Mcfe. In the third quarter of 2000, our net production totaled 9,173 MMcfe and our realized prices averaged $4.00 per Mcfe.

Based on our recent production levels and the anticipated timing and results of planned operations during the period, we estimate that our total production in the fourth quarter of 2000 will be approximately the same as in the quarter ended September 30, 2000. We also estimate that our operating costs and expenses in the fourth quarter of 2000 will approximate such costs and expenses reported for the third quarter of 2000, excluding non-recurring general and administrative expenses incurred in connection with our proposed merger with Stone Energy Corporation. Although we believe that these projections are reasonable, there is no assurance that they will be met. See "Forward-Looking Statements" for a description of certain risks that may impact our ability to achieve projected levels of production, costs and expenses.

As summarized under "Marketing and hedging transactions" below, we have certain gas price hedging contracts in effect. These include hedges for 20,000 MMBtu of gas per day in the fourth quarter of 2000, at an average NYMEX price of $2.50 per MMBtu. This represents a total of approximately 1,840 MMcf, or approximately 20% of our projected oil and gas production, for the quarter. We will receive prevailing market prices at the time of sale for the remainder of our production during the period, subject to entering into any additional hedging arrangements in the future.

MARKETING AND HEDGING TRANSACTIONS. We generally sell our production under month-to-month contracts at prevailing prices. From time-to-time, however, as we think conditions warrant, we have entered into hedging transactions or fixed price sales contracts for a portion of our oil and gas production. The purposes of these transactions are to limit Basin's exposure to future oil and gas price declines and achieve a more predictable cash flow, and to take advantage of prices that we view as attractive. However, such contracts can also limit the benefits we realize if prices increase, as they generally have during the past two years.

The following table summarizes Basin's fixed price swap and collar arrangements for natural gas effective for the period beginning October 1, 2000, for transactions entered into through November 10, 2000 (one MMBtu is equivalent to approximately one Mcf ):


---------------------------- ---------------------- ----------------------
                                 DailyVolume               NYMEX
        Time Period                 (MMBtu)              Price/MMBtu
---------------------------- ---------------------- ----------------------
     10/01/00-12/31/00              20,000                  2.50
---------------------------- ---------------------- ----------------------
     01/01/01-12/31/01              20,000                  2.33
---------------------------- ---------------------- ----------------------
     01/01/02-12/31/03              10,000                  2.15
---------------------------- ---------------------- ----------------------


We presently have no hedging contracts in effect relating to future oil production.

We will adopt SFAS 133 effective January 1, 2001. We expect our oil and gas swap contracts to qualify for special hedge accounting treatment under SFAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, we believe that any ineffectiveness will be immaterial. The effects on our earnings and other comprehensive income resulting from the adoption of SFAS 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for such commodities, the volumes of production we hedge and the time periods covered by such hedges.

REVOLVING LINE OF CREDIT. Effective January 1, 1999, and as subsequently amended, we entered into a credit agreement with our bank group that provides for borrowings of up to $150 million. The maximum amount that we can draw is limited to a borrowing base that is periodically established by the bank group. Interest rates applied to borrowings under the credit agreement are determined by reference to the prime rate or LIBOR, at our election. A varying spread of 0% to 0.25% is added to the prime rate, and a spread of 0.75% to 1.5% is applied to LIBOR, based upon our facility usage ratio. Our credit agreement contains various covenants, including restrictions on our ability to incur other debt, dispose of assets, pay dividends, or repurchase stock. Pursuant to our credit agreement, substantially all of our producing properties are subject to mortgages in favor of the banks and our remaining properties are subject to a negative pledge.

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

The weighted average interest rate on borrowings outstanding under the credit agreement at September 30, 2000 was 7.6%. Our annual interest costs will fluctuate based upon changes in short-term interest rates and borrowings outstanding. Assuming debt outstanding remained unchanged from the amount outstanding at September 30, 2000, the annual impact on interest expense of a ten percent change in the average interest rate would be approximately $0.3 million, before amounts capitalized. As the interest rate is variable and is reflective of current market conditions, the carrying value of Basin's debt approximates its fair value.

Positive or negative changes in the borrowing base during 2000 could impact the level of our capital expenditures during the year. Increases, supported by performance of our properties, drilling results, and/or higher oil and gas prices, could improve our ability to grow. Decreases would adversely affect our liquidity and capital resources, potentially resulting in a reduction of planned capital expenditures, the sale of assets, or the issuance of securities.

CAPITAL EXPENDITURES. Our capital expenditures are generally discretionary. We determine our activity levels based upon a number of factors, including oil and gas prices, availability of funds, quantity and character of identified investment projects, availability of service providers, and competition. Since the beginning of 1996, we have largely focused our exploration activities in the shallow waters of the Gulf of Mexico, primarily off the coast of Louisiana. During the second half of 1998 we began to direct a relatively small portion of our exploration budget toward onshore projects. In addition to our exploration activities, we also pursue property acquisition opportunities in the vicinity of our Gulf of Mexico exploration operations, in the Rocky Mountain region where we have an existing base of proved reserves and producing wells, and in certain other major domestic producing basins where we believe significant upside potential exists.

Basin's gross capital expenditures during the nine months ended September 30, 2000 totaled approximately $82.0 million. Our net capital expenditures totaled approximately $78.2 million, after reflecting $3.8 million of proceeds from asset sales.

Gulf of Mexico operations have accounted for approximately 84% of our aggregate gross capital investments during the nine months ended September 30, 2000. These investments principally related to the ongoing development of six properties with productive wells drilled in earlier periods, participation in the drilling of 22 wells, development costs related to seventeen of the wells that were successful, and costs related to identification and acquisition of exploratory prospects. These investments included the acquisition of ten leases at the March 2000 federal Central Gulf of Mexico lease sale, for a total of $5.4 million. The remainder of our capital investments during the first nine months of 2000 have been associated with onshore operations, including participation in the drilling or deepening of ten wells, development costs related to nine of the wells that were successful, and investments in seismic data and leaseholds for future exploration.

Basin has established an exploration and development budget for 2000 that provides for net capital investments of approximately $100 million. This budget primarily provides for:

      - development of six Gulf of Mexico properties with one or more wells at the beginning of 2000 that had not yet commenced sustained production;

      - participation in approximately 30 gross (15 net) wells in the Gulf of Mexico, mostly exploratory wells;

      - participation in approximately four gross (two net) onshore exploration prospects and twelve gross (five net) onshore development wells;

      - development of year 2000 exploratory discoveries, including assumed discoveries for a portion of the wells drilled in the future;

      -    continued exploitation of our other offshore and onshore properties;
           and

      - acquisitions of seismic data and exploratory leaseholds, both in the Gulf of Mexico and onshore.

Demand for drilling rigs and related products and services has significantly increased during 2000, resulting in cost increases and increased delays in obtaining materials and services. Current conditions have been factored into our planning and investment decisions and we do not anticipate that they will have a material adverse impact on our planned operations unless there is significant further deterioration in the cost, availability or quality of such goods and services.

Basin plans to participate in drilling approximately seventeen wells during the fourth quarter of 2000, including nine in the Gulf of Mexico and eight onshore. We estimate that our capital expenditures in the current quarter will approximate $25 million. Subject to realization of our projections with respect to net oil and gas production volumes and price realizations, we anticipate being able to fund such investments with a portion of our cash flow from operations during the period. See "Production and cash flow."

We also pursue acquisitions of properties with proved and probable reserves as an integral part of our overall business strategy. We expect these efforts to result in significant investment activity over time, but have not specifically allocated any portion of our 2000 budget for proved property acquisitions. If such a transaction is executed, our capital budget for the year would likely be increased, and external financing would likely be required. We presently do not anticipate that any significant acquisition transactions will be consummated in the near term.

Pursuant to our merger agreement with Stone Energy Corporation, we have agreed to certain limitations on our investment activities prior to the merger. These include limits on aggregate investments in drilling and development activities and for acquisitions of seismic data and leasehold interests. Restrictions also apply with respect to which drilling and development projects we will undertake and which property interests may be sold or acquired. The agreement's provisions for capital investments are generally in accord with our past practices and previously-established budget for the current quarter and the first half of 2001, including our planned participation in the Central Gulf of Mexico lease sale scheduled for March 2001.

The amount and allocation of future capital expenditures will depend on a number of additional factors that are not entirely within our control or ability to forecast, including drilling results, scheduling of activities by other operators, availability of service providers, success in acquiring prospect leaseholds, and success in consummating acquisitions of proved properties. Basin's planned capital expenditures are also based on estimates regarding availability of capital that depend on assumptions and projections regarding production, oil and gas prices, and borrowing base re-determinations under our revolving line of credit. Due to these uncertainties, and other matters described under "Forward-Looking Statements", actual capital expenditures may vary significantly from current expectations.

FORWARD-LOOKING STATEMENTS

Some of the information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements express, or are based on, expectations about future events, activities, or developments that we expect, believe, project, intend, estimate, plan or anticipate will, should, could or may occur. These include such matters as:

      -    business strategies;
      -    amount and nature of capital expenditures;
      -    estimated oil and gas reserves;
      -    timing and amount of future production of oil and gas;
      -    operating costs and other expenses;
      -    cash flow and anticipated liquidity;
      -    marketing of oil and gas;
      -    drilling of wells and results therefrom; and
      -    prospect development and property acquisitions.

There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Basin's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. These factors include, among others:

      -    general economic conditions;
      -    oil and gas price volatility;
      - our ability to find, acquire, market, develop and produce new properties;
      -    the risks associated with acquisitions and exploration;
      - operating hazards attendant to the oil and gas business especially in the difficult environment offshore;
      - downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
      - uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
      -    relatively short reserve life of Gulf of Mexico properties;
      - potential mechanical failure or underperformance of significant wells;
      - concentration of value in a relatively small number of properties offshore;
      -    the strength and financial resources of Basin's competitors;
      -    Basin's ability to find and retain skilled personnel;
      -    climatic conditions;
      -    availability of capital;
      -    availability and cost of material and equipment;
      -    delays in anticipated start-up dates;
      -    environmental risks;
      -    actions or inactions of third-party operators of Basin's properties;
           and
      -    regulatory developments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's exposure to interest rate risk and commodity price risk is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Liquidity and Capital Resources - Marketing and hedging transactions" and "Liquidity and Capital Resources - Revolving line of credit". The Company has no exposure to foreign currency exchange rate risks.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None


ITEM 5.  OTHER INFORMATION
             None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)    Exhibits


   EXHIBIT
    NUMBER                    DESCRIPTION OF EXHIBITS
    ------                    -----------------------
      2.1   Agreement and Plan of Merger between Sterling Energy Corporation,
            Basin Energy, Inc. and Basin Exploration, Inc. dated October 13,
            1994(4)
      2.2   Plan of Merger between Basin Sterling, Inc. and Basin Exploration,
            Inc. dated November 22, 1994(4)
      2.3   Plan of Merger between Basin Operating Company and Basin
            Exploration, Inc. dated December 14, 1994.(5)
      2.4   Agreement and Plan of Merger dated as of October 28, 2000, by and among Stone Energy Corporation, a Delaware corporation, Partner
            Acquisition Corp., a Delaware corporation and a direct, wholly-owned subsidiary of Stone Energy Corporation, and Basin Exploration,
            Inc.(14)
      3.1   Restated Certificate of Incorporation of Basin.(2)
      3.2   Restated Bylaws of Basin, as amended February 23, 2000.(13)
      4.1   Common Stock Certificate of Basin.(2)



      10.1  Equity Incentive Plan as amended May 12, 1999.(11)
      10.2  Employment Agreement dated March 31, 1992 by and between Basin
            Exploration, Inc. and Michael S. Smith.(3)
      10.3  Gulf Coast Geoscientist Overriding Royalty Interest Plan as amended
            November 10, 1999.(12)
      10.4  Onshore Geoscientist Overriding Royalty Interest Plan dated August
            24, 1999.(12)
      10.5  Form of Rights Agreement dated as of February 24, 1996, between
            Basin Exploration, Inc. and Corporate Stock Transfer, Inc. as Rights
            Agent.(6)
      10.6  First Amendment to Rights Agreement dated as of October 28, 2000, between Basin Exploration, Inc. and Corporate Stock Transfer,
            Inc.(1)
      10.7  Performance Shares Plan approved February 4, 1997.(8)
      10.8  Change of Control Employment Agreement dated October 13, 1995 between Basin Exploration, Inc. and Howard L. Boigon.(7)
      10.9  Amendment to Change of Control Employment Agreement dated June 2,
            1999 between Basin Exploration, Inc. and Howard L. Boigon.(11)
      10.10 Change of Control Employment Agreement dated August 28, 1997 between
            Basin Exploration, Inc. and Samuel D. Winegrad.(11)
      10.11 Change of Control Employment Agreement dated August 1, 1997 between
            Basin Exploration, Inc. and Neil L. Stenbuck.(12)
      10.12 Employment Agreement dated February 1, 1999, between Basin
            Exploration, Inc. and David A. Pustka.(10)
      10.13 Change of Control Employment Agreement dated March 24, 1999 between
            Basin Exploration, Inc. and Thomas J. Corley.(13)
      10.14 Employment Agreement dated January 28, 1999, between Basin
            Exploration, Inc. and Patrick A. Jackson.(10)
      10.15 Amendment to Employment Agreement dated May 12, 1999, between Basin
            Exploration, Inc. and Patrick A. Jackson.(1)
      10.16 Change of Control Employment Agreement dated May 12, 1999 between
            Basin Exploration, Inc. and Dalton F. Polasek.(13)
      10.17 Order of the United States Bankruptcy Court for the Southern
            District of Texas Corpus Christi Division, dated November 18, 1997, with exhibits, including the Agreement of Purchase and Sale.(9)
      10.18 Amended and Restated Credit Agreement dated January 1, 1999 among the Company and NationsBank, N.A., U.S. Bank National Association
            and Union Bank of California, N.A.(10)
      10.19 First Amendment of Amended and Restated Credit Agreement dated July
            1, 1999 among the Company, NationsBank, N.A., U.S. Bank National
            Association and Union Bank of California, N.A.(11)
      10.20 Second Amendment of Amended and Restated Credit Agreement dated
            October 15, 1999 among the Company and U.S. Bank National
            Association, Union Bank of California, Toronto Dominion (Texas),
            Inc. and Bank of America National Trust and Savings
            Association.(12)
      10.21 Third Amendment of Amended and Restated Credit Agreement dated
            December 1, 1999, among Basin Exploration, Inc. and U.S. Bank
            National Association, Union Bank of California, Toronto Dominion
            (Texas), Inc. and Bank of America National Trust and Savings
            Association.(12)
      27    Financial Data Schedule(1)


           (1)   Filed herewith.
           (2) Filed as an Exhibit to Basin's Registration Statement on Form S-1 as filed on March 17, 1992, Registration No. 33-46486, and incorporated herein by reference.
           (3) Filed as an Exhibit to Amendment No. 1 to Basin's Registration Statement on Form S-1 as filed on April 21, 1992, Registration No. 33-46486, and incorporated herein by reference.
           (4) Filed as an Exhibit to Form 8-K filed on December 10, 1994, and incorporated herein by reference.
           (5) Filed as an Exhibit to Form 10-K filed on March 28, 1995, and incorporated herein by reference.
           (6) Filed as an Exhibit to Form 8-K filed on February 26, 1996, and incorporated herein by reference.
           (7) Filed as an Exhibit to Form 10-K filed on March 28, 1996, and incorporated herein by reference.
           (8) Filed as an Exhibit to Form 10-K filed on March 31, 1997, and incorporated herein by reference.
           (9) Filed as an Exhibit to Form 8-K filed on December 11, 1997, and incorporated herein by reference.
           (10) Filed as an Exhibit to Form 10-K filed on March 30, 1999, and incorporated herein by reference.
           (11) Filed as an Exhibit to Form 10-Q filed on August 16, 1999, and incorporated herein by reference.
           (12) Filed as an Exhibit to Form 10-Q filed on November 15, 1999 and incorporated herein by reference.
           (13) Filed as an Exhibit to Form 10-K filed on March 29, 2000, and incorporated herein by reference.
           (14) Filed as an Exhibit to Form 8-K filed on November 8, 2000, and incorporated herein by reference.


       (b)       Reports on Form 8-K
                 Basin filed no Reports on Form 8-K during the quarter for which this report is filed. We did, however, file a Report on Form 8-K on November 8, 2000, under item numbers 5 and 7, relating to the proposed merger between Basin and Stone Energy Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BASIN EXPLORATION, INC.
                                                  ------------------------------
                                                        (Registrant)


      Date: November 14, 2000                   By:/s/ Neil L. Stenbuck
                                                   --------------------
                                                       Neil L. Stenbuck
                                                       Chief Financial Officer



      Date: November 14, 2000                   By:/s/ James A Tuell
                                                   -----------------
                                                       James A. Tuell
                                                       Controller and
                                                       Chief Accounting Officer